Form 10-K
period 2008-05-31
Stealth Resources Inc
filed 2008-08-28
CIK 1436309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

Commission File # 333-151702

STEALTH RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

77-0721432
(IRS Employer Identification Number)

#2, 1839 West 5th Avenue
Vancouver, BC V6J 1P5
(Address of principal executive offices)

(604) 730-2782
(Issuer’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes ☑ No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.    ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☑ Yes  ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end .. $42,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of August 25, 2008.

Documents incorporated by reference: None.

3

PART I

Item 1.	Business

DESCRIPTION OF BUSINESS

Business Development

We are an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. We own a 100% interest in one mineral claim known as the Monkey claim, which is located approximately 40 kilometers west of Campbell River, British Columbia, Canada. We purchased this claim from 1330275 Ontario Ltd.

There is no assurance that a commercially viable mineral deposit exists on the Monkey claim. We do not have any current plans to acquire interests in additional mineral properties, although we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases. Each phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the Monkey claim. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on the Monkey claim in order to ascertain whether it possesses economic quantities of gold. There can be no assurance that an economic mineral deposit exists on the Monkey claim until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the Monkey claim and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Monkey Claim

On February 26, 2007, we entered into a Mineral Property Staking and Purchase Agreement with 1330275 Ontario Ltd. whereby we purchased a 100% interest in the Monkey claim for US$5,129 (Cdn$6,000).

Description, Location and Access

The Monkey claim is located approximately 40 kilometers west of Campbell River, in the Alberni Mining Division of British Columbia. The claim is accessed by way of highway 28 from Campbell River and then by well-maintained gravel logging roads. The property is accessible by two-wheel drive automobile in dry weather conditions, otherwise, a four-wheel drive vehicle is recommended.

Title to the Monkey Claim

The Monkey claim consists of one mineral claim comprising 124.6 hectares. A “mineral claim” refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals.

Claims details are as follows:

Claim Name	Record No.	Expiry Date
Monkey Claim	559418	May 29, 2009

Geological Setting and Mineralization

In this section, the following geological terms have the indicated meaning:

Basaltic: relating to basalt, a fine grained gray to black volcanic rock

Chalcopyrite: a copper-iron sulphide mineral; the major ore mineral of copper

Diorite: a medium-gray volcanic rock, often with a “salt and pepper” appearance

Felsic: relating to volcanic rock that has abundant light-colored minerals and is rich in silica

Gabbro: a dark, coarse grained volcanic rock that contains iron and magnesium

Pyrite: an iron sulphide mineral, also known as fool’s gold

Shear: the deformation of rocks by lateral movement along innumerable parallel planes, generally resulting from pressure

Sill: a tabular volcanic rock that parallels the structure of adjacent rocks

Sphalerite: a zinc sulphide mineral; the primary ore of zinc

Tuff: a geological formation composed of compressed volcanic ash

The geology of the Monkey claim indicates the presence of a coarse grained, magnetic diorite/gabbro sill intruding basaltic flows. Narrow (up to one meter wide) discontinuous inter-beds of finely banded felsic tuff are exposed throughout the area.

The main showing on the claim consists of a 50 meter long by 15 meter wide exposure on the south side of a logging road. The mineralization consists of polymetallic pyrite, sphalerite and chalcopyrite in a one meter wide shear structure occurring within a six meter wide rusty orange zone.

Exploration History

The Monkey property was first explored in 1987 after logging road construction exposed sulphide bearing mineralization. In April 1988, two one-day Traverses of the claim were conducted to outline the extent of the mineral showing on the property and to locate any additional exposures. A total of ten rock samples were collected and analyzed.

In July 1989, a four day exploration program was undertaken consisting of laying out 1.7 line kilometers of grid, followed by geological mapping, VLF/EM (very low frequency/electromagnetic) and magnetometer surveys. A VLF survey uses radio waves to determine whether rocks on a mineral property conduct electricity. The metals that we seek are above average conductors of electricity and will affect VLF readings. Electromagnetic and magnetometer surveys involve measuring the strength of the earth’s magnetic field. Variations in the magnetic readings on a property may indicate the increased likelihood of minerals in the area.

Geological Report

We have obtained a geological report on the Monkey claim that was prepared by Shaun M. Dykes. Shaun M. Dykes obtained a degree of Bachelor of Science (engineering) in Geology from Queens University in 1976. The geological report summarizes details concerning the Monkey claim and makes a recommendation for further exploration work.

Based on his review of geological information relating to the Monkey claim, Mr. Dykes recommends an initial exploration program on the property consisting of soil geochemical sampling and geologic mapping.

Geochemical sampling consists of a consulting geologist and his assistant gathering chip samples and grab samples from property areas with the most potential to host economically significant mineralization based on past exploration results. Grab samples are soil samples or pieces of rock that appear to contain minerals. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

Mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work.

Mr. Dykes has provided us with the following estimate of the costs of the initial exploration program:

Geologist (14 days @ $600/day)	$8,400
Sampler (14 days @ $300/day)	4,200
Accommodation and travel	4,200
Sample Analysis (120 soil samples, 30 rock samples)	9,000
Truck rental and fuel	1,750
Geology report	800
Contingencies (20%)	5,670

TOTAL:	$34,020

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental remediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

  Water discharge will have to meet water standards;

  Dust generation will have to be minimal or otherwise re-mediated;

  Dumping of material on the surface will have to be re-contoured and re-vegetated;

  An assessment of all material to be left on the surface will need to be environmentally benign;

  Ground water will have to be monitored for any potential contaminants;

  The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

  There will have to be an impact report of the work on the local fauna and flora.

Because there will not be any appreciable disturbance to the land during the phase one and two exploration programs on the Monkey claim, we will not have to seek any government approvals prior to conducting exploration.

Employees

We have no employees as of the date of this filing other than our directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Dependence on Major Customers

We have no customers.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have the right to explore for and extract minerals from the Monkey claim. We do not own any real property interest in the Monkey claim or any other property.

Item 3.	Legal Proceedings

We are not currently a party to any legal proceedings. Our address for service of process in Nevada is 1802 North Carson Street, Suite 212, Carson City, Nevada, 89701.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no market for our common stock and no certainty that a market will develop. We currently plan to apply for listing of our common stock on the OTC Bulletin Board. Our shares may never trade on the OTC Bulletin Board. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Holders

As of August 25, 2008, there were 31 holders of our common stock.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

We have no compensation plans under which our equity securities are authorized for issuance.

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report contains "forward-looking statements" relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth. For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended May 31, 2008.

Plan of Operation

As at May 31, 2008, we had a cash balance of $4,535. Our plan of operation for the twelve months is to complete the geologist recommended exploration work on the Monkey claim consisting of geochemical sampling and geologic mapping. We estimate that the cost of this program will be approximately $34,020.

We commenced the initial phase of exploration in the spring of 2008 and anticipate that it will be completed by the fall of 2008, including the interpretation of all data collected. As well, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with the filing of our registration statement and complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $50,000.

We do not have sufficient funds to cover the anticipated exploration expenses associated with the first phase of the exploration program, so we will require additional funding in order to proceed with additional exploration on the Monkey claim and to cover administrative expenses. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector. Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs, such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits.

Our current cash on hand will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition. As a reporting company we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include the following:

  our ability to raise additional funding;

  the market price for minerals that may be found on the Monkey mineral claims;

  the results of our proposed exploration programs on the mineral property; and

  our ability to find joint venture partners for the development of our property interests

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations

We have had no operating revenues since our inception on January 10, 2007 through May 31, 2008, and have incurred operating expenses in the amount of $16,866 for the same period. Our activities have been financed from the proceeds of share subscriptions and director loans.

We do not anticipate earning revenues unless we enter into commercial production on the Monkey claim, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Monkey claim, or if such minerals are discovered, that we will enter into commercial production.

For the fiscal year ended May 31, 2008, general and administrative expenses were $440 and legal and accounting expenses were $12,884. For the period from inception on January 10, 2007 through May 31, 2007, general and administrative expenses were $982 and legal and administrative expenses were $15,884. For the fiscal year ended May 31, 2008, we incurred $6,098 in mineral exploration costs and for the period from inception on January 10, 2007 through May 31, 2007 we incurred $5,129 in mineral exploration costs.

During our first full fiscal year ended May 31, 2008, we incurred a net loss of $(13,324), which resulted in an accumulated deficit of $(16,866).

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $4,535 as of May 31, 2008, compared to a cash position of $22,329 at May 31, 2007. Since inception through to and including May 31, 2008, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000.

We expect to run at a loss for at least the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A.	Quantative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data.

F -1

Stealth Resources Inc.
(An Exploration Stage Company)
Financial Statements
(Expressed in U.S. Dollars)
May 31, 2008

F -2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Stealth Resources Inc.
Vancouver, British Columbia

We have audited the accompanying balance sheets of Stealth Resources Inc. (An Exploration Stage Company) as of May 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the years ended May 31, 2008 and from inception (January 10, 2007) through May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stealth Resources Inc. (An Exploration Stage Company) as of May 31, 2008 and 2007 and the results of its operations and cash flows for the year ended May 31, 2008 and from inception (January 10, 2007) through May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has suffered losses from operations and the Company has an accumulated deficit of $16,866, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada

July 31, 2008

F -3

Stealth Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	May 31,	May 31,
	2008	2007
	(Audited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$4,535	$22,329
Total current assets	4,535	22,329
Mineral claims (Note 4)	11,227	5,129
Total assets	$15,762	$27,458

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 5)	4,628	3,000
Total current liabilities	4,628	3,000
Total liabilities	4,628	3,000
Stockholders’ equity
Common stock $0.001 par value; authorized 75,000,000
shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(16,866)	(3,542)
Total stockholders’ equity	11,134	24,458
Total liabilities and stockholders’ equity	$15,762	$27,458

The accompanying notes are an integral part of the financial statements

F -4

Stealth Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

			From Inception
			(January 10,
	Year ended	Year ended	2007) through
	May 31, 2008	May 31, 2007	May 31, 2008
	(Audited)	(Audited)	(Audited)

Revenue	$--	$--	$--

Expenses

Legal and accounting	12,884	3,000	15,884
General and administrative	440	542	982
Total expenses	13,324	3,542	16,866

Operating loss	13,324	3,542	16,866

Net loss	$(13,324)	$(3,542)	$(16,866)

Basic loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	6,625,000	4,905,142

The accompanying notes are an integral part of the financial statements

F -5

Stealth Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity
From Inception (January 10, 2007) through May 31, 2008
(Expressed in U.S. Dollars)
(Audited)

							Deficit
							accumulated
					Additional		during the		Total
	Number of		Common		paid in		exploration		stockholders’
	shares issued		Stock		capital		stage		equity
Balance at January 10, 2007	-	-		$--		$--		$--	$--
Common stock for cash ($.001 per share)		4,500,000		4,500	-	-	-	-	4,500
Common stock for cash ($.004 per share)		1,250,000		1,250		3,750	-	-	5,000
Common stock for cash ($.02 per share)		875,000		875		16,625	-	-	17,500
Contributed capital	-	-	-	-		1,000	-	-	1,000
Net loss	-	-	-	-	-	-		(3,542)	(3,542)
Balance at May 31, 2007		6,625,000		6,625		21,375		(3,542)	24,458
Net loss	-	-	-	-	-	-		(13,324)	(13,324)
Balance at May 31, 2008		6,625,000		$6,625		$21,375		$(16,866)	$11,134

The accompanying notes are an integral part of the financial statements

F -6

Stealth Resources Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)

From
Inception
(January 10,
Year ended	Year ended	2007) through
May 31, 2008	May 31, 2007	May 31, 2008
(Audited)	(Audited)	(Audited)

Cash flows from operating activities:
Net loss	$(13,324)	$(3,542)	$(16,866)

Changes in operating assets and liabilities:
Increase in accrued liabilities	1,628	3,000	4,628

Net cash used in operating activities	(11,696)	(542)	(12,238)

Cash flows from investing activities:
Purchase of mineral claims	(6,098)	(5,129)	(11,227)

Net cash used in investing activities	(6,098)	(5,129)	(11,227)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	27,000	27,000
Contributed capital by related party	-	-	1,000	1,000

Net cash provided by financing activities	-	-	28,000	28,000

(Decrease) increase in cash and cash equivalents	(17,794)	22,329	4,535

Cash and cash equivalents, beginning of period	22,329	-	-	-	-

Cash and cash equivalents, end of period	$4,535	$22,329	$4,535

The accompanying notes are an integral part of the financial statements

F -7

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)

Note 1:	Business and History

The Company was incorporated in the State of Nevada on January 10, 2007. The Company is an Exploration Stage Company as defined by Guide 7 of the Securities Exchange Commission’s Industry Guide and SFAS No.7. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($16,866) as of May 31, 2008.

In response to these problems, management has planned the following action:

    Management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Note 2:	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is May 31.

F -8

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)

Note 2:	Significant Accounting Policies – (continued)

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Mineral property costs

The Company has been in the exploration stage since its formation on January 10, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. In accordance with EITF 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets” and SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, costs incurred to purchase or acquire a property (whether proved or unproved reserves) shall be capitalized when incurred. This includes acquisitions costs associated with mineral claims. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Financial instruments

The carrying value of cash and accrued liabilities approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Environmental expenditures

The operations of the Company have been, and may in the future, be affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

F -9

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)

Note 2:	Significant Accounting Policies – (continued)

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits.

Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period.

In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

F -10

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)

Note 2:	Significant Accounting Policies – (continued)

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the transaction date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and accounts payable. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

F -11

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)

Note 3:	Recent accounting pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

F -12

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)

Note 3:	Recent accounting pronouncements (continued)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Note 4:	Mineral Property

Pursuant to a mineral property purchase agreement dated February 26, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in the Alberni Mining Division of British Columbia, Canada for a cash payment of $5,129 and delivery of a geological report. The Company has paid an additional $6,098 for a geological report. Mineral property acquisition costs are capitalized when incurred.

Note 5:	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Note 6:	Common Stock

a.	Authorized - The total authorized capital is 75,000,000 common shares with a par value of $0.001.

b.	Issued and outstanding - The total issued and outstanding capital stock is 6,625,000.

On February 8, 2007, 4,500,000 common shares of the Company were subscribed for cash proceeds of $4,500.

On February 21, 2007, 1,250,000 common shares of the Company were subscribed for cash proceeds of $5,000.

F -13

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)

Note 6:	Common Stock (continued)

On March 19, 2007, 875,000 common shares of the Company were subscribed for cash proceeds of $17,500.

During the year ended May 31, 2007, the CEO of the company contributed $1,000 for operating and organization cost.

At May 31, 2008 and 2007 there were no outstanding stock options or warrants.

Note 7:	Income Taxes

The Company has losses carried forward for income tax purposes for May 31, 2008 and 2007. There are no current or deferred tax expenses for the periods ended May 31, 2008 or 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	2008	2007

Deferred tax asset attributable to:
Current operations	$(5,903)	$(1,240)
Less: Change in valuation allowance	5,903	1,240

Net refundable amount	$--	$--

F -14

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)

Note 7:	Income Taxes (continued)

The composition of the Company’s deferred tax assets as at May 31, 2008 and 2007 is as follows:

	2008	2007
Net operating loss carryforward	$(16,866)	$(3,542)
Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%
Deferred tax asset	(5,903)	(1,240)
Less: Valuation allowance	5,903	1,240
Net deferred tax asset	$--	$--

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at May 31, 2008 and May 31, 2007, the Company has an unused operating loss carry-forward balance of approximately $16,866 and $3,542, respectively, which begins to expire in 2027.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A(t).	Controls and Procedures.

(a)      Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer as of the end of the period covered by this report, our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer concluded that our disclosure controls and procedures have been effective in ensuring that material information relating to us, is made known to the certifying officers by others within our company during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)      Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of May 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)      Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended May 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and his age and titles as of the date of this report are as follows:

Name	Age	Position
Tyrone McClay	51	President, Secretary, Treasurer and Chief Executive Officer

Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Biographical information

Mr. Tyrone McClay has acted as our president, secretary, treasurer and chief executive officer and as a director since our incorporation on January 10, 2007. Since February 2003, Mr. McClay has been a self-employed marketing consultant based in Vancouver, British Columbia, and as such, provides administrative, communications and corporate development services to companies in the resource sector.

Mr. McClay does not have any professional training or technical credentials in the exploration, development and operation of mines.

He will rely on the information forwarded to him by the geologist we pay to complete the studies regarding our mineral property. Mr. McClay intends to devote approximately 35% of his business time to our affairs.

Significant Employees and Consultants

We have no significant employees other than the officers and directors described above.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. McClay.

Audit Committee Financial Expert

We do not have a financial expert serving on an audit committee as we do not have an audit committee because our board of directors has determined that as a start-up exploration company with no revenues it would be too expensive to have one.

Role and Responsibilities of the Board

The Board of Directors oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors holds regular meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

Our Board of Directors considers good corporate governance to be important to our effective operations. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

As we have only one director and executive officer, there are no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Code of Ethics is attached to this report as an exhibit.

Item 11.	Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended May 31, 2007 and for the fiscal year ended May 31, 2008.

						Non-Equity	Change in Pension
						Incentive	Value and
						Plan	Nonqualified	All Other
Name and				Stock	Option	Compen-	Deferred	Compen-
Principal		Salary	Bonus	Awards	Awards	sation	Compensation	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Tyrone	2007	0	0	0	0	0	0	0	0
McClay,	2008	0	0	0	0	0	0	0	0
President,
CEO,
Secretary,
Treasurer &
Director

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Tyrone McClay during the period from our inception on January 10, 2007 through the fiscal period ending May 31, 2008.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between our company and Tyrone McClay. We do not pay Mr. McClay any amount for acting as director of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this registration statement, by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of our company; (ii) each of our directors, and (iii) officers and directors as a group.

Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before our stockholders. To the best of our knowledge, there exist no arrangements that could cause a change in voting control of our company. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned (1)

Common Stock	Tyrone McClay	Director, 5% Shareholder, President, Secretary and Treasurer	4,500,000	67.92%
Common Stock	All directors and executive officers as a group (one individual)		4,500,000	67.92%

(1)	The percent ownership of class is based on 6,625,000 shares of common stock issued and outstanding as of the date of this report.

Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  any of our directors or executive officers;
  any person proposed as a nominee for election as a director;
  any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
  any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons; or
  any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our company.

Promoters and control persons

The promoter of our company is Tyrone McClay.

There is nothing of value to be received by the promoter, either directly or indirectly, from us. Additionally, there have been no assets acquired nor are there any assets to be acquired from the promoter, either directly or indirectly, from us.

Item 14.	Principal Accountant Fees and Services.

The following table shows the fees billed by De Joya Griffith & Company LLC, Certified Public Accountants & Consultants, our current auditors, for the fiscal year ended May 31, 2008 and the period from inception to May 31, 2007:

	Fiscal year ended May 31, 2008	Period from inception to May 31, 2007
Audit Fees	$9,000	$-
Audit Related Fees	6,700	-
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)      Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this report:

Financial Statements for the fiscal year ended May 31, 2008 Report of Independent Registered Public Accounting Firm Balance Sheets Statements of Income Statement of Stockholders’ Equity Statements of Cash Flows Notes to Financial Statements

(b)    Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 19 of this report, and are incorporated herein by this reference.

(c)      Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Mineral property agreement dated February 26, 2007 (1)
14.1	Code of Ethics
31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form S-1 filed June 17, 2008 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEALTH RESOURCES INC.

/s/ Tyrone McClay
Tyrone McClay
President, Chief Executive Officer and Director

August 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tyrone McClay
Tyrone McClay
President, Chief Executive Officer, Secretary, Treasurer,
principal accounting officer, Principal Financial Officer and Director

August 25, 2008