Form 10-Q
period 2008-08-31
Stealth Resources Inc
filed 2008-10-03
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File # 333-151702

STEALTH RESOURCES INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

77-0721432

(IRS Employer Identification Number)

#2, 1839 West 5th Avenue, Vancouver, BC  V6J 1P5

(Address of principal executive offices)

(604) 730-2782

(Issuer’s telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[√]  Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[√] Yes    [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of September 29, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Stealth Resources Inc.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

August 31, 2008

Stealth Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	August 31,	May 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

Current
Cash and cash equivalents	$3,457	$4,535

Total current assets	3,457	4,535

Other assets
Mineral claims (Note 4)	11,227	11,227

Total assets	$14,684	$15,762

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 5)	4,003	4,628
Due to related party (Note 7)	8,900	-

Total current liabilities	12,903	4,628

Total liabilities	12,903	4,628

Stockholders’ equity
Common stock $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(26,219)	(16,866)

Total stockholders’ equity	1,781	11,134

Total liabilities and stockholders’ equity	$14,684	$15,762

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

			From
			Inception
			(January 10,
	Three months	Three months	2007) through
	ended August	ended August	August 31,
	31, 2008	31, 2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$--	$--	$--

Expenses

Legal and accounting	5,349	-	21,233
General and administrative	4,004	774	4,986
Total expenses	9,353	774	26,219

Operating loss	9,353	774	26,219

Net loss	$(9,353)	$(774)	$(26,219)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average number of common shares outstanding	6,625,000	6,625,000

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity
From Inception (January 10, 2007) through August 31, 2008
(Expressed in U.S. Dollars)

				Deficit
				accumulated
	Number of		Additional	during the	Total
	shares	Common	paid in	exploration	stockholders’
	issued	Stock	capital	stage	equity

Balance at January 10, 2007	--	$--	$--	$--	$--

Common stock for cash ($.001 per share)	4,500,000	4,500	--	--	4,500

Common stock for cash ($.004 per share)	1,250,000	1,250	3,750	--	5,000

Common stock for cash ($.02 per share)	875,000	875	16,625	--	17,500

Contributed capital	--	--	1,000	--	1,000

Net loss	--	--	--	(3,542)	(3,542)

Balance at May 31, 2007	6,625,000	6,625	21,375	(3,542)	24,458

Net loss	--	--	--	(13,324)	(13,324)

Balance at May 31, 2008	6,625,000	6,625	21,375	(16,866)	11,134

Net loss	--	--	--	(9,353)	(9,353)

Balance at August 31, 2008 (unaudited)	6,625,000	$6,625	$21,375	$(26,219)	$1,781

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)

			From
			Inception
			(January 10, 2007)
	Three months	Three months	through
	ended August	ended August	August 31,
	31, 2008	31, 2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(9,353)	$(774)	$(26,219)

Changes in operating assets and liabilities:
(Decrease) increase in accrued liabilities	(625)	-	4,003

Net cash used in operating activities	(9,978)	(774)	(22,216)

Cash flows from investing activities:
Purchase of mineral claims	-	-	(11,227)

Net cash used in investing activities	-	-	(11,227)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	27,000
Contributed capital by related party	-	-	1,000
Due to related party	8,900		8,900

Net cash used in financing activities	8,900	-	36,900

(Decrease) increase in cash and cash equivalents	(1,078)	(774)	3,457

Cash and cash equivalents, beginning of period	4,535	22,329	-

Cash and cash equivalents, end of period	$3,457	$21,555	$3,457

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

August 31, 2008

(Unaudited)

Note 1:

Business and History

The Company was incorporated in the State of Nevada on January 10, 2007.  The Company is an Exploration Stage Company as defined by Guide 7 of the Securities Exchange Commission’s Industry Guide.  The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($26,219) as of August 31, 2008.

In response to these problems, management has planned the following action:

•

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2008 of the Company.

The financial information is unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of August 31, 2008 and the results of operations and cash flows presented herein have been included in the financial statements.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

August 31, 2008

(Unaudited)

Note 2:

Significant Accounting Policies – (continued)

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

August 31, 2008

(Unaudited)

Note 2:

Significant Accounting Policies – (continued)

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

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

August 31, 2008

(Unaudited)

Note 2:

Significant Accounting Policies – (continued)

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

Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and accounts payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

August 31, 2008

(Unaudited)

Note 3:

Recent accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

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

Note 4:

Mineral Property

Pursuant to a mineral property purchase agreement dated February 26, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in the Alberni Mining Division of British Columbia, Canada for a cash payment of $5,129 and delivery of a geological report.  The Company has paid an additional $6,098 for a geological report.  Mineral property acquisition costs are capitalized when incurred.  Capitalized acquisition costs of proved properties are amortized (depleted) by the unit-of-production method.  Capitalized acquisition costs of unproved properties are assessed annually to determine whether they have been impaired.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

August 31, 2008

(Unaudited)

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

As of March 19, 2007, the Company received $27,000 for 6,625,000 shares of common stock.

At August 31, 2008, there were no outstanding stock options or warrants.

Note 7:

Related Party Transactions

During the three month period ended August 31, 2008, a director of the Company advanced $8,900 to the Company. The amount is unsecured, non interest bearing and is due on demand.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-looking statements

This quarterly report on Form 10-Q contains "forward-looking statements" relating to our company which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth.  For this purpose, any statement contained in this quarterly report on Form 10-Q that are not statements of historical fact are forward-looking statements.  Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in our interim unaudited financial statements for the three months ended August 31, 2008.

Overview

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

Our plan of operation is to conduct exploration work on the Monkey claim in order to ascertain whether it possesses economic quantities of gold.  There can be no assurance that an economic mineral deposit exists on the Monkey claim until appropriate exploration work is completed.  An initial exploration program on the property has been recommended, consisting of soil geochemical sampling and geologic mapping at an estimated cost of $34,020.

Even if we complete our proposed exploration programs on the Monkey claim and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Plan of Operation

As at August 31, 2008, we had a cash balance of $3,457.  Our plan of operation for the next twelve months is to complete the geologist recommended exploration work on the Monkey claim consisting of geochemical sampling and geologic mapping.  We estimate that the cost of this program will be approximately $34,020.

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

•

our ability to raise additional funding;

•

the market price for minerals that may be found on the Monkey mineral claims;

•

the results of our proposed exploration programs on the mineral property; and

•

our ability to find joint venture partners for the development of our property interests

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations

Three Months Ended August 31, 2008 Compared to the Three Months Ended August 31, 2007

We have had no operating revenues since our inception on January 10, 2007 through August 31, 2008, and have incurred operating expenses in the amount of $26,219 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director advances.

We do not anticipate earning revenues unless we enter into commercial production on the Monkey claim, which is doubtful.  We only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Monkey claim, or if such minerals are discovered, that we will enter into commercial production.

Revenues

We did not generate any revenues during the three months ended August 31, 2008 or the three months ended August 31, 2007.

Expenses

During the three months ended August 31, 2008 and August 31, 2007, legal and accounting fees were $5,349 and $0 and general and administrative expenses were $4,004 and $774, respectively.

Net Loss

We incurred net losses from operations of $9,353 and $774 for the three months ended August 31, 2008 and August 31, 2007, respectively.

Liquidity and Capital Resources

We had cash of $3,457 as of August 31, 2008, compared to a cash position of $4,535 at May 31, 2008.  Since inception through to and including August 31, 2008, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000.

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

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable exploration stage companies.

There can be no assurance that we will successfully address such risks, expenses and difficulties.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.

CONTROLS AND PROCEDURES

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

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of August 31, 2008.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended May 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. Our address for service of process in Nevada is 1802 North Carson Street, Suite 212, Carson City, Nevada, 89701.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not make any sales of equity securities during the quarter.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the three months ended August 31, 2008.

ITEM 5.

OTHER INFORMATION

(a)

No matters arose during the quarter ended August 31, 2008 which required us to report any information through the filing of a current report on Form 8-K.

(b)

During the quarter ended August 31, 2008, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.

EXHIBITS

EXHIBIT INDEX

Number

Exhibit Description

3.1

Articles of Incorporation (1)

3.2

Bylaws (1)

10.1

Mineral property agreement dated February 26, 2007 (1)

14.1

Code of Ethics (2)

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

Filed as an exhibit to our registration statement on Form S-1 filed June 17, 2008 and incorporated herein by this reference

(2)

Filed as an exhibit to our annual report on Form 10-K filed August 28, 2008 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEALTH RESOURCES INC.

/s/ Tyrone McClay

Tyrone McClay

President, Chief Executive Officer, Secretary, Treasurer,

Principal Accounting Officer, Principal Financial Officer and Director

Dated:   September 29, 2008