Form 10-Q
period 2008-11-30
Stealth Resources Inc
filed 2009-01-08
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

[√] Yes    [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of January 5, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Stealth Resources Inc.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

November 30, 2008

Stealth Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	November 30,	May 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

Current
Cash and cash equivalents	$608	$4,535

Total current assets	608	4,535

Other assets
Mineral claims (Note 4)	11,227	11,227

Total assets	$11,835	$15,762

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities (Note 5)	$2,500	$4,628
Due to related party (Note 7)	31,900	-

Total current liabilities	34,400	4,628

Total liabilities	34,400	4,628

Stockholders’ equity (deficit)
Common stock $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(50,565)	(16,866)

Total stockholders’ equity (deficit)	(22,565)	11,134

Total liabilities and stockholders’ equity (deficit)	$11,835	$15,762

The accompanying notes are an integral part of the financial statements.

Stealth Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

					From
					Inception
	Three	Three			(January
	months	months	Six months	Six months	10, 2007)
	ended	ended	ended	ended	through
	November	November	November	November	November
	30, 2008	30, 2007	30, 2008	30, 2007	30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Expenses

Legal and accounting	3,000	-	8,349	-	24,233
General and administrative	21,346	43	25,350	817	26,332
Total expenses	24,346	43	33,699	817	50,565

Operating loss	24,346	43	33,699	817	50,565

Net loss	$(24,346)	$(43)	$(33,699)	$(817)	$(50,565)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	6,625,000	6,625,000	6,625,000	6,625,000

The accompanying notes are an integral part of the financial statements.

Stealth Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (January 10, 2007) through November 30, 2008
(Expressed in U.S. Dollars)

				Deficit
				accumulated
	Number of		Additional	during the	Total
	shares	Common	paid in	exploration	stockholders’
	issued	Stock	capital	stage	equity
Balance at January 10, 2007	-	$-	$-	$-	$-
Common stock for cash ($.001 per share)	4,500,000	4,500	-	-	4,500
Common stock for cash ($.004 per share)	1,250,000	1,250	3,750	-	5,000
Common stock for cash ($.02 per share)	875,000	875	16,625	-	17,500
Contributed capital	-	-	1,000	-	1,000
Net loss	-	-	-	(3,542)	(3,542)
Balance at May 31, 2007	6,625,000	6,625	21,375	(3,542)	24,458
Net loss	-	-	-	(13,324)	(13,324)
Balance at May 31, 2008	6,625,000	6,625	21,375	(16,866)	11,134
Net loss	-	-	-	(33,699)	(33,699)
Balance at November 30, 2008 (unaudited)	6,625,000	$6,625	$21,375	$(50,565)	$(22,565)

The accompanying notes are an integral part of the financial statements.

Stealth Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

			From
			Inception
			(January 10,
	Six months	Six months	2007)
	ended	ended	through
	November 30,	November 30,	November
	2008	2007	30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(33,699)	$(817)	$(50,565)

Changes in operating assets and liabilities:
(Decrease) increase in accrued liabilities	(2,128)	-	2,500

Net cash used in operating activities	(35,827)	(817)	(48,065)

Cash flows from investing activities:
Purchase of mineral claims	-	-	(11,227)

Net cash used in investing activities	-	-	(11,227)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	27,000
Contributed capital by related party	-	-	1,000
Due to related party	31,900		31,900

Net cash provided by financing activities	31,900	-	59,900

(Decrease) increase in cash and cash equivalents	(3,927)	(817)	608

Cash and cash equivalents, beginning of period	4,535	22,329	-

Cash and cash equivalents, end of period	$608	$21,512	$608

The accompanying notes are an integral part of the financial statements.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

November 30, 2008

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

The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($50,565) as of November 30, 2008.

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

The financial information is unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2008 and the results of operations and cash flows presented herein have been included in the financial statements.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

November 30, 2008

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

November 30, 2008

(Unaudited)

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

November 30, 2008

(Unaudited)

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

Note 3:

Recent accounting pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

November 30, 2008

(Unaudited)

Note 3:

Recent accounting pronouncements – (continued)

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. We do not believe the adoption of this statement will have an impact on our financial statements.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

November 30, 2008

(Unaudited)

Note 3:

Recent accounting pronouncements – (continued)

disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

At November 30, 2008, there were no outstanding stock options or warrants.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

November 30, 2008

(Unaudited)

Note 7:

Related Party Transactions

During the six month period ended November 30, 2008, a director of the Company advanced $31,900 to the Company. The amount is unsecured, non interest bearing and is due on demand.

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

The following discussion and analysis should be read in conjunction with the information set forth in our interim unaudited financial statements for the six months ended November 30, 2008.

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

Mineral property exploration is typically conducted in phases.  Each phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.  We have not yet commenced the initial phase of exploration on the Monkey claim.  Once we have completed each phase of exploration, we will make a decision as to whether or not we will proceed with each successive phase based upon the analysis of the results of that program.  Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

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

Plan of Operation

As at November 30, 2008, we had a cash balance of $608.  Our plan of operation for the next twelve months is to complete the geologist recommended exploration work on the Monkey claim consisting of geochemical sampling and geologic mapping.  We estimate that the cost of this program will be approximately $34,020.

We commenced the initial phase of exploration in the spring of 2008 and anticipated completion by the fall of 2008, including the interpretation of all data collected. Due to the poor financial climate, the exploration has been postponed and is expected to resume in the spring of 2009. We anticipate spending an additional $15,000 on administrative fees.  Total expenditures over the next 12 months are therefore expected to be approximately $50,000.

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

Results of Operations

Six Months Ended November 30, 2008 Compared to the Six Months Ended November 30, 2007

We have had no operating revenues since our inception on January 10, 2007 through November 30, 2008, and have incurred operating expenses in the amount of $50,565 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director advances.

We do not anticipate earning revenues unless we enter into commercial production on the Monkey claim, which is doubtful.  We only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Monkey claim, or if such minerals are discovered, that we will enter into commercial production.

Revenues

We did not generate any revenues during the six months ended November 30, 2008 or the six months ended November 30, 2007.

Expenses

During the six months ended November 30, 2008 and November 30, 2007, legal and accounting fees were $8,349 and $Nil and general and administrative expenses were $25,350 and $817, respectively.

Net Loss

We incurred net losses from operations of $33,699 and $817 for the six months ended November 30, 2008 and November 30, 2007, respectively.

Liquidity and Capital Resources

We had cash of $608 as of November 30, 2008, compared to a cash position of $4,535 at May 31, 2008.  Since inception through to and including November 30, 2008, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of November 30, 2008.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the six months ended November 30, 2008.

ITEM 5.

OTHER INFORMATION

(a)

No matters arose during the quarter ended November 30, 2008 which required us to report any information through the filing of a current report on Form 8-K.

(b)

During the quarter ended November 30, 2008, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

(1)

Filed as an exhibit to our registration statement on Form S-1 filed June 17, 2008 and incorporated herein by this reference

(2)

Filed as an exhibit to our annual report on Form 10-K filed August 28, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEALTH RESOURCES INC.

/s/ Tyrone McClay

Tyrone McClay

President, Chief Executive Officer, Secretary, Treasurer,

Principal Accounting Officer, Principal Financial Officer and Director

Dated:   January 7, 2009