Form 10-Q
period 2009-02-28
Stealth Resources Inc
filed 2009-03-23
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

[√] Yes    [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of March 18, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Stealth Resources Inc.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

February 28, 2009

Stealth Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	February 28,	May 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current
Cash and cash equivalents	$258	$4,535

Total current assets	258	4,535

Other assets
Mineral claims (Note 4)	11,227	11,227

Total assets	$11,485	$15,762

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 5)	2,636	4,628
Due to related party (Note 7)	36,170	-

Total current liabilities	38,806	4,628

Total liabilities	38,806	4,628

Stockholders’ deficit
Common stock $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(55,321)	(16,866)

Total stockholders’ deficit	(27,321)	11,134

Total liabilities and stockholders’ deficit	$11,485	$15,762

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

					From
					Inception
	Three	Three	Nine	Nine	(January
	months	months	months	months	10, 2007)
	ended	ended	ended	ended	through
	February	February	February	February	February
	28, 2009	29, 2008	28, 2009	29, 2008	28, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$--	$--	$--	$--	$--

Expenses
Legal and accounting	3,000	4,500	11,349	4,500	27,233
General and administrative	1,756	249	27,106	1,066	28,088
Total expenses	4,756	4,749	38,455	5,566	55,321

Operating loss	4,756	4,749	38,455	5,566	55,321

Net loss	$(4,756)	$(4,749)	$(38,455)	$(5,566)	$(55,321)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding-basic	6,625,000	6,625,000	6,625,000	6,625,000

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity
From Inception (January 10, 2007) through February 28, 2009
(Expressed in U.S. Dollars)

				Deficit
				accumulated
	Number of		Additional	during the	Total
	shares	Common	paid in	exploration	stockholders’
	issued	Stock	capital	stage	equity
Balance at January 10, 2007	--	$--	$--	$--	$--
Common stock for cash ($.001 per share)	4,500,000	4,500	--	--	4,500
Common stock for cash ($.004 per share)	1,250,000	1,250	3,750	--	5,000
Common stock for cash ($.02 per share)	875,000	875	16,625	--	17,500
Contributed capital	--	--	1,000	--	1,000
Net loss	--	--	--	(3,542)	(3,542)
Balance at May 31, 2007	6,625,000	6,625	21,375	(3,542)	24,458
Net loss	--	--	--	(13,324)	(13,324)
Balance at May 31, 2008	6,625,000	6,625	21,375	(16,866)	11,134
Net loss	--	--	--	(38,455)	(38,455)
Balance at February 28, 2009
(unaudited)	6,625,000	$6,625	$21,375	$(55,321)	$(27,321)

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)

			From
			Inception
			(January 10,
	Nine months	Nine months	2007)
	ended	ended	through
	February 28,	February 29,	February 28,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(38,455)	$(5,566)	$(55,321)

Changes in operating assets and liabilities:
(Decrease) increase in accrued liabilities	(1,992)	--	2,636

Net cash used in operating activities	(40,447)	(5,566)	(52,685)

Cash flows from investing activities:
Purchase of mineral claims	--	(6,098)	(11,227)

Net cash used in investing activities	--	(6,098)	(11,227)

Cash flows from financing activities:
Proceeds from sale of common stock	--	--	27,000
Contributed capital by related party	--	--	1,000
Due to related party	36,170		36,170

Net cash used in financing activities	36,170	--	64,170

(Decrease) increase in cash and cash equivalents	(4,277)	(11,664)	258

Cash and cash equivalents, beginning of period	4,535	22,329	--

Cash and cash equivalents, end of period	$258	$10,665	$258

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

February 28, 2009

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

The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($55,321) as of February 28, 2009.

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

The financial information is unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of February 28, 2009 and the results of operations and cash flows presented herein have been included in the financial statements.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

February 28, 2009

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

February 28, 2009

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

February 28, 2009

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

February 28, 2009

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

February 28, 2009

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

At February 28, 2009, there were no outstanding stock options or warrants.

Note 7:

Related Party Transactions

During the nine month period ended February 28, 2009, a director of the Company advanced $36,170 to the Company. The amount is unsecured, non interest bearing and is due on demand.

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

The following discussion and analysis should be read in conjunction with the information set forth in our interim unaudited financial statements for the nine months ended February 28, 2009.

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

Plan of Operation

As at February 28, 2009, we had a cash balance of $258.  Our plan of operation for the next twelve months is to complete the geologist recommended exploration work on the Monkey claim consisting of geochemical sampling and geologic mapping.  We estimate that the cost of this program will be approximately $34,020.

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

Results of Operations

Nine Months Ended February 28, 2009 Compared to the Nine Months Ended February 29, 2008

We have had no operating revenues since our inception on January 10, 2007 through February 28, 2009, and have incurred operating expenses in the amount of $55,321 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director advances.

We do not anticipate earning revenues unless we enter into commercial production on the Monkey claim, which is doubtful.  We only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Monkey claim, or if such minerals are discovered, that we will enter into commercial production.

Revenues

We did not generate any revenues during the nine months ended February 28, 2009 or the nine months ended February 29, 2008.

Expenses

During the nine months ended February 28, 2009 and February 29, 2008, legal and accounting fees were $11,349 and $4,500 and general and administrative expenses were $27,106 and $1,066, respectively.

Net Loss

We incurred net losses from operations of $38,455 and $5,566 for the nine months ended February 28, 2009 and February 29, 2008, respectively.

Liquidity and Capital Resources

We had cash of $258 as of February, 28, 2009, compared to a cash position of $4,535 at May 31, 2008.  Since inception through to and including February 28, 2009, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the nine months ended February 28, 2009.

ITEM 5.

OTHER INFORMATION

(a)

No matters arose during the quarter ended February 28, 2009 which required us to report any information through the filing of a current report on Form 8-K.

(b)

During the quarter ended February 28, 2009, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Dated:   March 18, 2009