Form 10-K
period 2009-05-31
Stealth Resources Inc
filed 2009-08-06
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes    [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes    [√] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [√]  Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[√] Yes    [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $42,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of July 31, 2009.

Documents incorporated by reference: None.

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

Claims details are as follows:

Claim Name	Record No.	Expiry Date
Monkey Claim	559418	May 29, 2010

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

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

•

Water discharge will have to meet water standards;

•

Dust generation will have to be minimal or otherwise re-mediated;

•

Dumping of material on the surface will have to be re-contoured and re-vegetated;

•

An assessment of all material to be left on the surface will need to be environmentally benign;

•

Ground water will have to be monitored for any potential contaminants;

•

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

•

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board  under the symbol SERS. However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this annual report.

Holders

As of July 31, 2009, there were 31 holders of our common stock.

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

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended May 31, 2009.

Plan of Operation

As at May 31, 2009, we had a cash balance of $331.  Our plan of operation for the twelve months is to complete the geologist recommended exploration work on the Monkey claim consisting of geochemical sampling and geologic mapping.  We estimate that the cost of this program will be approximately $34,020.

We commenced the initial phase of exploration in the spring of 2008 and anticipate that it will be completed by the spring of 2010, including the interpretation of all data collected.  As well, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with the filing of our registration statement and complying with reporting obligations.  Total expenditures over the next 12 months are therefore expected to be approximately $50,000.

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

Results of Operations

We have had no operating revenues since our inception on January 10, 2007 through May 31, 2009, and have incurred operating expenses in the amount of $57,312 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director loans.

We do not anticipate earning revenues unless we enter into commercial production on the Monkey claim, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Monkey claim, or if such minerals are discovered, that we will enter into commercial production.

For the fiscal year ended May 31, 2009, general and administrative expenses were $27,746 and legal and accounting expenses were $12,700.  For the period from inception on January 10, 2007 through May 31, 2009, general and administrative expenses were $28,728 and legal and administrative expenses were $28,584.  For the fiscal year ended May 31, 2009, we incurred $502 in mineral exploration costs and for the period from inception on January 10, 2007 through May 31, 2008 we incurred $6,098 in mineral exploration costs.

During the fiscal year ended May 31, 2009, we incurred a net loss of $(40,446), which resulted in an accumulated deficit of $(57,312).

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $331 as of May 31, 2009, compared to a cash position of $4,535 at May 31, 2008.  Since inception through to and including May 31, 2009, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $40,770.

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

May 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Stealth Resources Inc.

Vancouver, British Columbia

We have audited the accompanying balance sheets of Stealth Resources Inc. (An Exploration Stage Company) as of May 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and from inception (January 10, 2007) through May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stealth Resources Inc. (An Exploration Stage Company) as of May 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and from inception (January 10, 2007) through May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has suffered losses from operations and the Company has an accumulated deficit of ($57,312), all of which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

De Joya Griffith & Company, LLC

Henderson, Nevada

July 16, 2009

Stealth Resources Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	May 31,	May 31,
	2009	2008
	(Audited)	(Audited)
ASSETS

Current
Cash and cash equivalents	$331	$4,535
Prepaid expense	1,500	-

Total current assets	1,831	4,535

Other assets
Mineral claims (Note 4)	11,729	11,227

Total assets	$13,560	$15,762

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities (Note 5)	3,102	4,628
Due to related party (Note 7)	39,770	-

Total current liabilities	42,872	4,628

Total liabilities	42,872	4,628

Stockholders’ equity (deficit)
Common stock $0.001 par value; authorized 75,000,000
shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(57,312)	(16,866)

Total stockholders’ equity (deficit)	(29,312)	11,134

Total liabilities and stockholders’ equity (deficit)	$13,560	$15,762

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

			From Inception
			(January 10,
	Year ended May	Year ended	2007) through
	31, 2009	May 31, 2008	May 31, 2009
	(Audited)	(Audited)	(Audited)

Revenue	$--	$--	$--

Expenses

Legal and accounting	12,700	12,884	28,584
General and administrative	27,746	440	28,728
Total expenses	40,446	13,324	57,312

Operating loss	40,446	13,324	57,312

Net loss	$(40,446)	$(13,324)	$(57,312)

Basic loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	6,625,000	6,625,000

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

From Inception (January 10, 2007) through May 31, 2009

(Expressed in U.S. Dollars)

				Deficit
				accumulated
	Number of		Additional	during the	Total
	shares	Common	paid in	exploration	stockholders’
	issued	Stock	capital	stage	equity

Balance at January 10, 2007	--	$--	$--	$--	$--

Common stock for cash ($.001 per share)	4,500,000	4,500	--	--	4,500

Common stock for cash ($.004 per share)	1,250,000	1,250	3,750	--	5,000

Common stock for cash ($.02 per share)	875,000	875	16,625	--	17,500

Contributed capital	--	--	1,000	--	1,000

Net loss	--	--	--	(3,542)	(3,542)

Balance at May 31, 2007	6,625,000	6,625	21,375	(3,542)	24,458

Net loss	--	--	--	(13,324)	(13,324)

Balance at May 31, 2008	6,625,000	6,625	21,375	(16,866)	11,134

Net loss	--	--	--	(40,446)	(40,446)

Balance at May 31, 2009	6,625,000	$6,625	$21,375	$(57,312)	$(29,312)

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

			From Inception
			(January 10,
	Year ended	Year ended	2007) through
	May 31, 2009	May 31, 2008	May 31, 2009
	(Audited)	(Audited)	(Audited)

Cash flows from operating activities:
Net loss	$(40,446)	$(13,324)	$(57,312)

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(1,500)	--	(1,500)
(Decrease) increase in accrued liabilities	(1,526)	1,628	3,102

Net cash used in operating activities	(43,472)	(11,696)	(55,710)

Cash flows from investing activities:
Purchase of mineral claims	(502)	(6,098)	(11,729)

Net cash used in investing activities	(502)	(6,098)	(11,729)

Cash flows from financing activities:
Proceeds from sale of common stock	--	--	27,000
Contributed capital by related party	--	--	1,000
Due to related party	39,770	--	39,770

Net cash used in financing activities	39,770	--	67,770

(Decrease) increase in cash and cash equivalents	(4,204)	(17,794)	331

Cash and cash equivalents, beginning of year	4,535	22,329	--

Cash and cash equivalents, end of year	$331	$4,535	$331

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

May 31, 2009

(Audited)

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

The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($57,312) as of May 31, 2009.

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

May 31, 2009

(Audited)

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

May 31, 2009

(Audited)

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

May 31, 2009

(Audited)

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

May 31, 2009

(Audited)

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

May 31, 2009

(Audited)

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

May 31, 2009

(Audited)

Note 3:

Recent accounting pronouncements (continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending May 31, 2010. This will not have an impact on the results of the Company.

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

May 31, 2009

(Audited)

Note 6:

Common Stock (continued)

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

At May 31, 2009 and 2008, there were no outstanding stock options or warrants.

Note 7:

Related Party Transactions

During the year ended May 31, 2009, a director of the Company advanced $39,770 to the Company. The amount is unsecured, non interest bearing and is due on demand.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

May 31, 2009

(Audited)

Note 8:

Income Taxes

The Company has losses carried forward for income tax purposes for May 31, 2009 and 2008.  There are no current or deferred tax expenses for the period ended May 31, 2009 or 2008 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	2009	2008

Deferred tax asset attributable to:
Current operations	$(20,059)	$(5,903)
Less: Change in valuation allowance	20,059	5,903

Net refundable amount	$--	$--

The composition of the Company’s deferred tax assets as at May 31, 2009 and 2008 is as follows:

	2009	2008

Net operating loss carry forward	$(57,312)	$(16,866)

Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%

Deferred tax asset	(20,059)	(5,903)
Less: Valuation allowance	20,059	5,903

Net deferred tax asset	$--	$--

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

May 31, 2009

(Audited)

Note 8:

Income Taxes (continued)

As at May 31, 2009 and May 31, 2008, the Company has an unused operating loss carry-forward balance of approximately $20,059 and $16,866 respectively, which begins to expire in 2027.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of May 31, 2009.

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

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended May 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and his age and titles as of the date of this report are as follows:

Name	Age	Position
Tyrone McClay	52	President, Secretary, Treasurer and Chief Executive Officer

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

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ending May 31, 2008 and for the fiscal year ended May 31, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Tyrone McClay, President, CEO, Secretary, Treasurer & Director	2007 2008 2009	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Tyrone McClay during the period from our inception on January 10, 2007 through the fiscal period ending May 31, 2009

Note 6:

Common Stock

.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

any of our directors or executive officers;

•

any person proposed as a nominee for election as a director;

•

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons; or

•

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

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by De Joya Griffith & Company LLC, Certified Public Accountants & Consultants, our current auditors, for the fiscal year ended May 31, 2009 and the period from inception to May 31, 2008:

	Fiscal year ended May 31, 2009	Period from inception to May 31, 2008
Audit Fees	$ 12,000	$ 9,000 -
Audit Related Fees	-	6,700 -
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-16, and are included as part of this report:

Financial Statements for the fiscal year ended May 31, 2009

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity (Deficit)

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

August 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tyrone McClay

Tyrone McClay

President, Chief Executive Officer, Secretary, Treasurer,

Principal Accounting Officer, Principal Financial Officer and Director

August 3, 2009