Form 10-Q
period 2009-08-31
Stealth Resources Inc
filed 2009-10-08
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

[√] Yes    [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of September 15, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Stealth Resources Inc.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

August 31, 2009

Stealth Resources Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	August 31,	May 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

Current
Cash and cash equivalents	$2,415	$331
Prepaid expense	-	1,500

Total current assets	2,415	1,831

Other assets
Mineral claims (Note 4)	11,729	11,729

Total assets	$14,144	$13,560

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 5)	$2,500	$3,102
Due to related party (Note 7)	46,070	39,770

Total current liabilities	48,570	42,872

Total liabilities	48,570	42,872

Stockholders’ deficit
Common stock $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(62,426)	(57,312)

Total stockholders’ deficit	(34,426)	(29,312)

Total liabilities and stockholders’ deficit	$14,144	$13,560

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

			From
			Inception
			(January 10,
	Three months	Three months	2007) through
	ended August	ended August	August 31,
	31, 2009	31, 2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$--	$--	$--

Expenses

Legal and accounting	4,500	5,349	33,084
General and administrative	614	4,004	29,342
Total expenses	5,114	9,353	62,426

Operating loss	5,114	9,353	62,426

Net loss	$(5,114)	$(9,353)	$(62,426)

Basic loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	6,625,000	6,625,000

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

From Inception (January 10, 2007) through August 31, 2009

(Expressed in U.S. Dollars)

				Deficit
				accumulated	Total
	Number of		Additional	during the	stockholders’
	shares	Common	paid in	exploration	equity
	issued	Stock	capital	stage	(deficit)
Balance at January 10, 2007	--	$--	$--	$--	$--
Common stock for cash ($.001 per share)	4,500,000	4,500	--	--	4,500
Common stock for cash ($.004 per share)	1,250,000	1,250	3,750	--	5,000
Common stock for cash ($.02 per share)	875,000	875	16,625	--	17,500
Contributed capital	--	--	1,000	--	1,000
Net loss	--	--	--	(3,542)	(3,542)
Balance at May 31, 2007	6,625,000	6,625	21,375	(3,542)	24,458
Net loss	--	-	--	(13,324)	(13,324)
Balance at May 31, 2008	6,625,000	6,625	21,375	(16,866)	11,134
Net loss	--	--	--	(40,446)	(40,446)
Balance at May 31, 2009	6,625,000	6,625	21,375	(57,312)	(29,312)
Net loss	--	--	--	(5,114)	(5,114)
Balance at August 31, 2009	6,625,000	$6,625	$21,375	$(62,426)	$(34,426)

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

			From
			Inception
			(January 10,
	Three months	Three months	2007) through
	ended August	ended August	August 31,
	31, 2009	31, 2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(5,114)	$(9,353)	$(62,426)

Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,500	--	--
(Decrease) increase in accounts payable and accrued liabilities	(602)	(625)	2,500

Net cash used in operating activities	(4,216)	(9,978)	(59,926)

Cash flows from investing activities:
Purchase of mineral claims	--	--	(11,729)

Net cash used in investing activities	--	--	(11,729)

Cash flows from financing activities:
Proceeds from sale of common stock	--	--	27,000
Contributed capital by related party	--	--	1,000
Due to related party	6,300	8,900	46,070

Net cash used in financing activities	6,300	8,900	74,070

(Decrease) increase in cash and cash equivalents	2,084	(1,078)	2,415

Cash and cash equivalents, beginning of year	331	4,535	--

Cash and cash equivalents, end of year	$2,415	$3,457	$2,415

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

August 31, 2009

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

The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($62,426) as of August 31, 2009.

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for financial statements and in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is May 31.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

August 31, 2009

(Unaudited)

Note 2:

Significant Accounting Policies – (continued)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of August 31, 2009 and the results of operations and cash flows presented herein have been included in the financial statements.  Operating results for the three months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.  The financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2009 of the Company.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Mineral property costs

The Company has been in the exploration stage since its formation on January 10, 2007 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  In accordance with EITF 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets” and SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, costs incurred to purchase or acquire a property (whether proved or unproved reserves) shall be capitalized when incurred. This includes acquisition costs associated with mineral claims. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

August 31, 2009

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

August 31, 2009

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

August 31, 2009

(Unaudited)

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

August 31, 2009

(Unaudited)

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

August 31, 2009

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

At August 31, 2009, there were no outstanding stock options or warrants.

Note 7:

Related Party Transactions

During the period ended August 31, 2009 and May 31, 2009, a director of the Company advanced $46,070 and $39,770, respectively to the Company. The amount is unsecured, non interest bearing and is due on demand.

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

Plan of Operation

As at August 31, 2009, we had a cash balance of $2,415.  Our plan of operation for the next twelve months is to complete the geologist recommended exploration work on the Monkey claim consisting of geochemical sampling and geologic mapping.  We estimate that the cost of this program will be approximately $34,020.

We commenced the initial phase of exploration in the spring of 2008 and anticipated completion by the fall of 2008, including the interpretation of all data collected. Due to the poor financial climate, the exploration has been postponed and is expected to resume in the spring of 2010. We anticipate spending an additional $15,000 on administrative fees.  Total expenditures over the next 12 months are therefore expected to be approximately $50,000.

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

Results of Operations

Three Months Ended August 31, 2009 Compared to the Three Months Ended August 31, 2008

We have had no operating revenues since our inception on January 10, 2007 through August 31, 2009, and have incurred operating expenses in the amount of $62,426 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director advances.

We do not anticipate earning revenues unless we enter into commercial production on the Monkey claim, which is doubtful.  We only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Monkey claim, or if such minerals are discovered, that we will enter into commercial production.

Revenues

We did not generate any revenues during the three months ended August 31, 2009 or the three months ended August 31, 2008.

Expenses

During the three months ended August 31, 2009 and August 31, 2008, legal and accounting fees were $4,500 and $5,349 and general and administrative expenses were $614 and $4,004, respectively.

Net Loss

We incurred net losses from operations of $5,114 and $9,353 for the three months ended August 31, 2009 and August 31, 2008, respectively.

Liquidity and Capital Resources

We had cash of $2,415 as of August 31, 2009, compared to a cash position of $331 at May 31, 2009.  Since inception through to and including August 31, 2009, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the three months ended August 31, 2009.

ITEM 5.

OTHER INFORMATION

(a)

No matters arose during the quarter ended August 31, 2009, which required us to report any information through the filing of a current report on Form 8-K.

(b)

During the quarter ended August 31, 2009, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

(1)

Filed as an exhibit to our registration statement on Form S-1 filed June 17, 2008 and incorporated herein by this reference

(2)

Filed as an exhibit to our annual report on Form 10-K filed August 6, 2009 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEALTH RESOURCES INC.

/s/ Tyrone McClay

Tyrone McClay

President, Chief Executive Officer, Secretary, Treasurer,

Principal Accounting Officer, Principal Financial Officer and Director

Dated:   September 28, 2009