Form 10-Q
period 2009-11-30
Stealth Resources Inc
filed 2010-01-05
CIK 1436309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[ X ] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ X ] Yes [   ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of December 28, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stealth Resources Inc.
(An Exploration Stage Company)
Financial Statements
(Expressed in U.S. Dollars)
November 30, 2009

Stealth Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	November 30, 2009 (Unaudited)	May 31, 2009 (Audited)
ASSETS

Current
Cash and cash equivalents	$458	$331
Prepaid expense	-	1,500

Total current assets	458	1,831

Other assets
Mineral claims (Note 4)	11,729	11,729

Total assets	$12,187	$13,560

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 5)	$3,100	$3,102
Due to related party (Note 7)	49,665	39,770

Total current liabilities	52,765	42,872

Total liabilities	52,765	42,872

Stockholders’ deficit
Common stock $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(68,578)	(57,312)

Total stockholders’ deficit	(40,578)	(29,312)

Total liabilities and stockholders’ deficit	$12,187	$13,560

The accompanying notes are an integral part of the financial statements.

Stealth Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Three months ended November 30, 2009 (Unaudited)	Three months ended November 30, 2008 (Unaudited)	Six months ended November 30, 2009 (Unaudited)	Six months ended November 30, 2008 (Unaudited)	From Inception (January 10, 2007) through November 30, 2009 (Unaudited)

Revenue	$--	$--	$--	$--	$--

Expenses

Legal and accounting	2,175	3,000	6,675	8,349	35,259
General and administrative	3,977	21,346	4,591	25,350	33,319
Total expenses	6,152	24,346	11,266	33,699	68,578

Operating loss	6,152	24,346	11,266	33,699	68,578

Net loss	$(6,152)	$(24,346)	$(11,266)	$(33,699)	$(68,578)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding- basic	6,625,000	6,625,000	6,625,000	6,625,000

The accompanying notes are an integral part of the financial statements.

Stealth Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (January 10, 2007) through November 30, 2009
(Expressed in U.S. Dollars)

	Number of shares issued	Common Stock	Additional paid in capital	Deficit accumulated during the exploration stage	Total stockholders’ equity
Balance at January 10, 2007	--	$--	$--	$--	$--
Common stock for cash ($.001 per share)	4,500,000	4,500	--	--	4,500
Common stock for cash ($.004 per share)	1,250,000	1,250	3,750	--	5,000
Common stock for cash ($.02 per share)	875,000	875	16,625	--	17,500
Contributed capital	--	--	1,000	--	1,000
Net loss	--	--	--	(3,542)	(3,542)
Balance at May 31, 2007	6,625,000	6,625	21,375	(3,542)	24,458
Net loss	--	-	--	(13,324)	(13,324)
Balance at May 31, 2008	6,625,000	6,625	21,375	(16,866)	11,134
Net loss	--	--	--	(40,446)	(40,446)
Balance at May 31, 2009	6,625,000	6,625	21,375	(57,312)	(29,312)
Net loss	--	--	--	(11,266)	(11,266)
Balance at November 30, 2009	6,625,000	$6,625	$21,375	$(68,578)	$(40,578)

The accompanying notes are an integral part of the financial statements.

Stealth Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Six months ended November 30, 2009 (Unaudited)	Six months ended November 30, 2008 (Unaudited)	From Inception (January 10, 2007) through November 30, 2009 (Unaudited)

Cash flows from operating activities:
Net loss	$(11,266)	$(33,699)	$(68,578)

Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,500	--	--
(Decrease) increase in accounts payable and accrued liabilities	(2)	(2,128)	3,100

Net cash used in operating activities	(9,768)	(35,827)	(65,478)

Cash flows from investing activities:
Purchase of mineral claims	--	--	(11,729)

Net cash used in investing activities	--	--	(11,729)

Cash flows from financing activities:
Proceeds from sale of common stock	--	--	27,000
Contributed capital by related party	--	--	1,000
Due to related party	9,895	31,900	49,665

Net cash used in financing activities	9,895	31,900	77,665

(Decrease) increase in cash and cash equivalents	127	(3,927)	458

Cash and cash equivalents, beginning of year	331	4,535	--

Cash and cash equivalents, end of year	$458	$608	$458

The accompanying notes are an integral part of the financial statements.

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
November 30, 2009
(Unaudited)

Note 1:	Business and History

The Company was incorporated in the State of Nevada on January 10, 2007. The Company is an Exploration Stage Company as defined by Guide 7 of the Securities Exchange Commission’s Industry Guide and FASB ASC 915 “Development Stage Entities”. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($68,578) as of November 30, 2009.

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

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is May 31. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended May 31, 2009.

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
November 30, 2009
(Unaudited)

Note 2:	Significant Accounting Policies – (continued)

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Mineral property costs

The Company has been in the exploration stage since its formation on January 10, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. In accordance with FASB ASC 932 “Extractive Activities–Oil and Gas”, costs incurred to purchase or acquire a property (whether proved or unproved reserves) shall be capitalized when incurred. This includes acquisition costs associated with mineral claims. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
November 30, 2009
(Unaudited)

Note 2:	Significant Accounting Policies – (continued)

Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740 “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period.

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

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
November 30, 2009
(Unaudited)

Note 2:	Significant Accounting Policies – (continued)

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-12 (ASC Topic 820), Investments in Certain Entities that Calculate Net Assets Value per Share (or its Equivalent), ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 4:	Mineral Property

Pursuant to a mineral property purchase agreement dated February 26, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in the Alberni Mining Division of British Columbia, Canada for a cash payment of $5,129 and delivery of a geological report. The Company has paid an additional $6,098 for a geological report and $502 in Mineral right renewal fees. Mineral property acquisition costs are capitalized when incurred.

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
November 30, 2009
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

At November 30, 2009, there were no outstanding stock options or warrants.

Note 7:	Related Party Transactions

As of November 30, 2009 and May 31, 2009, total advances from a director of the Company were $49,665 and $39,770, respectively. The amount is unsecured, non interest bearing and is due on demand.

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

The following discussion and analysis should be read in conjunction with the information set forth in our interim unaudited financial statements for the six months ended November 30, 2009.

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

Plan of Operation

As at November 30, 2009, we had a cash balance of $458. Our plan of operation for the next twelve months is to complete the geologist recommended exploration work on the Monkey claim consisting of geochemical sampling and geologic mapping. We estimate that the cost of this program will be approximately $34,020.

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

Results of Operations

Six Months Ended November 30, 2009 Compared to the Six Months Ended November 30, 2008

We have had no operating revenues since our inception on January 10, 2007 through November 30, 2009, and have incurred operating expenses in the amount of $68,578 for the same period. Our activities have been financed from the proceeds of share subscriptions and director advances.

We do not anticipate earning revenues unless we enter into commercial production on the Monkey claim, which is doubtful. We only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Monkey claim, or if such minerals are discovered, that we will enter into commercial production.

Revenues

We did not generate any revenues during the six months ended November 30, 2009 or the six months ended November 30, 2008.

Expenses

During the six months ended November 30, 2009 and November 30, 2008, legal and accounting fees were $6,675 and $8,349 and general and administrative expenses were $4,591 and $25,350, respectively.

Net Loss

We incurred net losses from operations of $11,266 and $33,699 for the six months ended November 30, 2009 and November 30, 2008, respectively.

Liquidity and Capital Resources

We had cash of $458 as of November 30, 2009, compared to a cash position of $331 at May 31, 2009. Since inception through to and including November 30, 2009, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of November 30, 2009.

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

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the six months ended November 30, 2009.

ITEM 5.	OTHER INFORMATION

(a)	No matters arose during the quarter ended November 30, 2009 which required us to report any information through the filing of a current report on Form 8-K.

(b)	During the quarter ended November 30, 2009, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Mineral property agreement dated February 26, 2007 (1)
14.1	Code of Ethics (2)
31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form S-1 filed June 17, 2008 and incorporated herein by this reference

(2)	Filed as an exhibit to our annual report on Form 10-K filed August 6, 2009 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEALTH RESOURCES INC.

/s/ Tyrone McClay
Tyrone McClay
President, Chief Executive Officer, Secretary, Treasurer,
Principal Accounting Officer, Principal Financial Officer and Director

Dated:	December 28, 2009