Form 10-Q
period 2010-02-28
Stealth Resources Inc
filed 2010-04-01
CIK 1436309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File # 333-151702

STEALTH RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

77-0721432
(IRS Employer Identification Number)

4428 West 14th Avenue, Vancouver, BC V6R 2Y3
(Address of principal executive offices)

(604) 728-4428
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of March 25, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stealth Resources Inc.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

February 28, 2010

Stealth Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	February 28, 2010 (Unaudited)	May 31, 2009 (Audited)
ASSETS

Current
Cash and cash equivalents	$240	$331
Prepaid expense	-	1,500

Total current assets	240	1,831

Other assets
Mineral claims (Note 4)	11,729	11,729

Total assets	$11,969	$13,560

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 5)	$3,544	$3,102
Due to related party (Note 7)	51,765	39,770

Total current liabilities	55,309	42,872

Total liabilities	55,309	42,872

Stockholders’ deficit
Common stock $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(71,340)	(57,312)

Total stockholders’ deficit	(43,340)	(29,312)

Total liabilities and stockholders’ deficit	$11,969	$13,560

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Three months ended February 28, 2010 (Unaudited)	Three months ended February 28, 2009 (Unaudited)	Nine months ended February 28, 2010 (Unaudited)	Nine months ended February 28, 2009 (Unaudited)	From Inception (January 10, 2007) through February 28 30, 2010 (Unaudited)

Revenue	$--	$--	$--	$--	$--

Expenses

Legal and accounting	1,700	3,000	8,375	11,349	36,959
General and administrative	1,062	1,756	5,653	27,106	34,381
Total expenses	2,762	4,756	14,028	38,455	71,340

Operating loss	2,762	4,756	14,028	38,455	71,340

Net loss and comprehensive loss	$(2,762)	$(4,756)	$(14,028)	$(38,455)	$(71,340)

Basic loss and comprehensive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	6,625,000	6,625,000	6,625,000	6,625,000

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (January 10, 2007) through February 28, 2010
(Expressed in U.S. Dollars)

	Number of shares issued	Common Stock	Additional paid in capital	Deficit accumulated during the exploration stage	Total stockholders’ equity (deficit)
Balance at January 10, 2007	--	$--	$--	$--	$--
Common stock for cash ($.001 per share)	4,500,000	4,500	--	--	4,500
Common stock for cash ($.004 per share)	1,250,000	1,250	3,750	--	5,000
Common stock for cash ($.02 per share)	875,000	875	16,625	--	17,500
Contributed capital	--	--	1,000	--	1,000
Net loss	--	--	--	(3,542)	(3,542)
Balance at May 31, 2007	6,625,000	6,625	21,375	(3,542)	24,458
Net loss	--	--	--	(13,324)	(13,324)
Balance at May 31, 2008	6,625,000	6,625	21,375	(16,866)	11,134
Net loss	--	--	--	(40,446)	(40,446)

Balance at May 31, 2009	6,625,000	6,625	21,375	(57,312)	(29,312)
Net loss	--	--	--	(14,028)	(14,028)
Balance at February 28, 2010	6,625,000	$6,625	$21,375	$(71,340)	$(43,340)

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Nine months ended February 28, 2010	Nine months ended February 28, 2009	From Inception January 10, 2007) through February 28, 2010
	(Unaudited)	(Unaudited)		(Unaudited)

Cash flows from operating activities:
Net loss	$(14,028)	$(38,455)		$(71,340)

Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,500	--	-	--
(Decrease) increase in accounts payable and accrued liabilities	442	(1,992)		3,544

Net cash used in operating activities	(12,086)	(40,447)		(67,796)

Cash flows from investing activities:
Purchase of mineral claims	--	--		(11,729)

Net cash used in investing activities	--	--		(11,729)

Cash flows from financing activities:
Proceeds from sale of common stock	--	--		27,000
Contributed capital by related party	--	--		1,000
Due to related party	11,995	36,170		51,765

Net cash used in financing activities	11,995	36,170		79,765

(Decrease) increase in cash and cash equivalents	(91)	(4,277)		240

Cash and cash equivalents, beginning of year	331	4,535	-	-

Cash and cash equivalents, end of year	240	$258		$240

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
February 28, 2010
(Unaudited)

Note 1:	Business and History

The Company w.as incorporated in the State of Nevada on January 10, 2007. The Company is an Exploration Stage Company as defined by Guide 7 of the Securities Exchange Commission’s Industry Guide and FASB ASC 915 “Development Stage Entities”. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($71,340) as of February 28, 2010.

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

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is May 31. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended May 31, 2009.

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
February 28, 2010
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
February 28, 2010
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
February 28, 2010
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

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
February 28, 2010
(Unaudited)

Note 3:	Recent accounting pronouncements– (continued)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
February 28, 2010
(Unaudited)

Note 3:	Recent accounting pronouncements– (continued)

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years begin on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
February 28, 2010
(Unaudited)

Note 3:	Recent accounting pronouncements– (continued)

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
February 28, 2010
(Unaudited)

Note 6:	Common Stock – (continued)

As of March 19, 2007, the Company received a total of $27,000 for 6,625,000 shares of common stock.

At February 28, 2010 there were no outstanding stock options or warrants.

Note 7:	Related Party Transactions

As of February 28, 2010 and May 31, 2009, total advances from a director of the Company were $51,765 and $39,770, respectively. The amount is unsecured, non interest bearing and is due on demand.

Note 8:	Subsequent Event

The Company evaluated subsequent events through the date and time they were ready to be issued on March 18, 2010. As of March 18, 2010 the following transactions were noted:

On March 15, 2010 the Company received $3,000 in advances from a director of the Company.

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

The following discussion and analysis should be read in conjunction with the information set forth in our interim unaudited financial statements for the nine months ended February 28, 2010.

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

Plan of Operation

As at February 28, 2010, we had a cash balance of $240. Our plan of operation for the next twelve months is to complete the geologist recommended exploration work on the Monkey claim consisting of geochemical sampling and geologic mapping. We estimate that the cost of this program will be approximately $34,020.

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

Results of Operations

Nine Months Ended February 28, 2010 Compared to the Nine Months Ended February 29, 2009

We have had no operating revenues since our inception on January 10, 2007 through February 28, 2010, and have incurred operating expenses in the amount of $71,340 for the same period. Our activities have been financed from the proceeds of share subscriptions and director advances.

We do not anticipate earning revenues unless we enter into commercial production on the Monkey claim, which is doubtful. We only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Monkey claim, or if such minerals are discovered, that we will enter into commercial production.

Revenues

We did not generate any revenues during the nine months ended February 28, 2010 or the nine months ended February 29, 2009.

Expenses

During the nine months ended February 28, 2010 and February 29, 2009, legal and accounting fees were $8,375 and $11,349 and general and administrative expenses were $5,653 and $27,106, respectively.

Net Loss

We incurred net losses from operations of $14,028 and $38,455 for the nine months ended February 28, 2010 and February 29, 2009, respectively.

Liquidity and Capital Resources

We had cash of $240 as of February, 28, 2010, compared to a cash position of $331 at May 31, 2009. Since inception through to and including February 28, 2010, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000. The Company received advances totaling $51,765 from an officer.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of February 28, 2010.

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

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the nine months ended February 28, 2010.

ITEM 5.	OTHER INFORMATION

(a)	No matters arose during the quarter ended February 28, 2010 which required us to report any information through the filing of a current report on Form 8-K.

(b)	During the quarter ended February 28, 2010, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Mineral property agreement dated February 26, 2007 (1)
14.1	Code of Ethics (2)
31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form S-1 filed June 17, 2008 and incorporated herein by this reference

(2)	Filed as an exhibit to our annual report on Form 10-K filed August 6, 2009 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEALTH RESOURCES INC.

/s/ Tyrone McClay
Tyrone McClay
President, Chief Executive Officer, Secretary, Treasurer,
Principal Accounting Officer, Principal Financial Officer and Director

Dated: March 25, 2010