Form 10-K
period 2010-05-31
Stealth Resources Inc
filed 2010-07-09
CIK 1436309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
____________________________

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

Commission File # 333-151702

STEALTH RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

77-0721432
(IRS Employer Identification Number)

4428 West 14th Avenue Vancouver, BC V6R 2Y3
(Address of principal executive offices)

(604) 728-4428
(Issuer’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes [ x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [   ] Yes [ x ] No

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of July 1, 2010.

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

Claims details are as follows:

Claim Name	Record No.	Expiry Date
Monkey Claim	559418	May 29, 2011

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

Holders

As of July 1, 2010, there were 32 holders of our common stock.

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

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended May 31, 2010.

Plan of Operation

As at May 31, 2010, we had a cash balance of $280. Our plan of operation for the twelve months is to complete the geologist recommended exploration work on the Monkey claim consisting of geochemical sampling and geologic mapping. We estimate that the cost of this program will be approximately $34,020.

We commenced the initial phase of exploration in the spring of 2008 and anticipate that it will be completed by the fall of 2010, including the interpretation of all data collected. As well, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with the filing of our registration statement and complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $50,000.

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

Results of Operations

We have had no operating revenues since our inception on January 10, 2007 through May 31, 2010, and have incurred operating expenses in the amount of $84,286 for the same period. Our activities have been financed from the proceeds of share subscriptions and director loans.

We do not anticipate earning revenues unless we enter into commercial production on the Monkey claim, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Monkey claim, or if such minerals are discovered, that we will enter into commercial production.

For the fiscal year ended May 31, 2010, general and administrative expenses were $16,099 and legal and accounting expenses were $10,875. For the period from inception on January 10, 2007 through May 31, 2010, general and administrative expenses were $44,827 and legal and accounting expenses were $39,459. For the fiscal year ended May 31, 2010, we incurred $536 in mineral exploration costs and as of May 31, 2010 we incurred $12,265 in mineral exploration costs.

During the fiscal year ended May 31, 2010, we incurred a net loss of $(26,974), which resulted in an accumulated deficit of $(84,286).

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $280 as of May 31, 2010, compared to a cash position of $331 at May 31, 2009. Since inception through to and including May 31, 2010, we have raised $27,000 through private placements of our common shares, we have received contributed capital by related parties of $1,000 and advances from a related party of $65,565.

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

F-1

Stealth Resources Inc.
(An Exploration Stage Company)
Financial Statements
(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Stealth Resources Inc.
Vancouver, British Columbia

We have audited the accompanying balance sheets of Stealth Resources Inc. (An Exploration Stage Company) as of May 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and from inception (January 10, 2007) through May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stealth Resources Inc. (An Exploration Stage Company) as of May 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended and from inception (January 10, 2007) through May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has suffered losses from operations and the Company has an accumulated deficit of ($84,286), all of which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada

June 24, 2010

Stealth Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	May 31, 2010 (Audited)	May 31, 2009 (Audited)
ASSETS

Current
Cash and cash equivalents	$280	$331
Prepaid expense	-	1,500

Total current assets	280	1,831

Other assets
Mineral claims (Note 4)	12,265	11,729

Total assets	$12,545	$13,560

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 5)	$3,266	$3,102
Due to related party (Note 7)	65,565	39,770

Total current liabilities	68,831	42,872

Total liabilities	68,831	42,872

Stockholders’ deficit
Common stock $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(84,286)	(57,312)

Total stockholders’ deficit	(56,286)	(29,312)

Total liabilities and stockholders’ deficit	$12,545	$13,560

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Year ended May 31, 2010 (Audited)	Year ended May 31, 2009 (Audited)	From Inception (January 10, 2007) through May 31, 2010 (Audited)

Revenue	$--	$--	$--

Expenses

Legal and accounting	10,875	12,700	39,459
General and administrative	16,099	27,746	44,827
Total expenses	26,974	40,446	84,286

Operating loss	26,974	40,446	84,286

Net loss	$(26,974)	$(40,446)	$(84,286)

Basic loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	6,625,000	6,625,000

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (January 10, 2007) through May 31, 2010
(Expressed in U.S. Dollars)

	Number of shares issued	Common Stock	Additional paid in capital	Deficit accumulated during the exploration stage	Total stockholders’ equity
Balance at January 10, 2007	--	$--	$--	$--	$--
Common stock for cash ($.001 per share)	4,500,000	4,500	--	--	4,500
Common stock for cash ($.004 per share)	1,250,000	1,250	3,750	--	5,000
Common stock for cash ($.02 per share)	875,000	875	16,625	--	17,500
Contributed capital	--	--	1,000	--	1,000
Net loss	--	--	--	(3,542)	(3,542)
Balance at May 31, 2007	6,625,000	6,625	21,375	(3,542)	24,458
Net loss	--	--	--	(13,324)	(13,324)
Balance at May 31, 2008	6,625,000	6,625	21,375	(16,866)	11,134
Net loss	--	--	--	(40,446)	(40,446)
Balance at May 31, 2009	6,625,000	6,625	21,375	(57,312)	(29,312)
Net loss	--	--	--	(26,974)	(26,974)
Balance at May 31, 2010 (audited)	6,625,000	$6,625	$21,375	$(84,286)	$(56,286)

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Year ended May 31, 2010 (Audited)	Year ended May 31, 2009 (Audited)	From Inception (January 10, 2007) through May 31, 2010 (Audited)

Cash flows from operating activities:
Net loss	$(26,974)	$(40,446)	$(84,286)

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	1,500	(1,500)	-
(Decrease) increase in accrued liabilities	164	(1,526)	3,266

Net cash used in operating activities	(25,310)	(43,472)	(81,020)

Cash flows from investing activities:
Purchase of mineral claims	(536)	(502)	(12,265)

Net cash used in investing activities	(536)	(502)	(12,265)

Cash flows from financing activities:
Proceeds from sale of common stock	--	--	27,000
Contributed capital by related party	--	--	1,000
Due to related party	25,795	39,770	65,565

Net cash used in financing activities	25,795	39,770	93,565

(Decrease) increase in cash and cash equivalents	(51)	(4,204)	280

Cash and cash equivalents, beginning of year	331	4,535	--

Cash and cash equivalents, end of year	$280	$331	$280

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
May 31, 2010
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

The Company’s financial statements as at May 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss for the years ended May 31, 2010 and 2009 of $26,974 and $40,446, respectively, and has working capital deficit of $68,551 and $41,041 as at May 31, 2010 and 2009, respectively.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management intends to raise additional funding in the form of equity financing from the sale of common stock and/or obtain short-term loans from the directors of the Company. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

At May 31, 2010, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
May 31, 2010
(Audited)

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
May 31, 2010
(Audited)

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
May 31, 2010
(Audited)

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
May 31, 2010
(Audited)

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

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances under existing US GAAP. This amendment has eliminated that residual method of allocation. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
May 31, 2010
(Audited)

Note 3:	Recent accounting pronouncements (continued)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1 clarify the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

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
May 31, 2010
(Audited)

Note 4:	Mineral Property

Pursuant to a mineral property purchase agreement dated February 26, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in the Alberni Mining Division of British Columbia, Canada for a cash payment of $5,129 and delivery of a geological report. The Company has paid an additional $6,098 for a geological report and $1,038 in Mineral right renewal fees. Mineral property acquisition costs are capitalized when incurred.

Note 5:	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Note 6:	Common Stock

a.	Authorized - The total authorized capital is 75,000,000 common shares with a par value of $0.001.

b.	Issued and outstanding – As of May 31, 2010, total issued and outstanding capital stock is 6,625,000.

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

At May 31, 2010 there were no outstanding stock options or warrants.

Note 7:	Related Party Transactions

As of May 31, 2010 and May 31, 2009, total advances from a director of the Company were $65,565 and $39,770, respectively. The amount is unsecured, non interest bearing and is due on demand.

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
May 31, 2010
(Audited)

Note 8:	Income Taxes

The Company has losses carried forward for income tax purposes for May 31, 2010 and 2009. There are no current or deferred tax expenses for the period ended May 31, 2010 or 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	2010	2009

Deferred tax asset attributable to:
Current operations	$(29,500)	$(20,059)
Less: Change in valuation allowance	29,500	20,059

Net refundable amount	$--	$--

The composition of the Company’s deferred tax assets as at May 31, 2010 and 2009 is as follows:

	2009	2008

Net operating loss carry forward	$(84,286)	$(57,312)
Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%
Deferred tax asset	(29,500)	(20,059)
Less: Valuation allowance	29,500	20,059

Net deferred tax asset	$--	$--

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
May 31, 2010
(Audited)

Note 8:	Income Taxes (continued)

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at May 31, 2010 and May 31, 2009, the Company has an unused operating loss carry-forward balance of approximately $29,500 and $20,059 respectively, which begins to expire in 2027.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of May 31, 2010.

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

(c)	Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended May 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and his age and titles as of the date of this report are as follows:

Name	Age	Position
Tyrone McClay	53	President, Secretary, Treasurer and Chief Executive Officer

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ending May 31, 2009 and for the fiscal year ended May 31, 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Tyrone McClay, President, CEO, Secretary, Treasurer & Director	2007 2008 2009 2010	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Tyrone McClay during the period from our inception on January 10, 2007 through the fiscal period ending May 31, 2010

Note 6:	Common Stock

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

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this annual report, by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of our company; (ii) each of our directors, and (iii) officers and directors as a group.

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

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned(1)
Common Stock	Tyrone McClay	Director, 5% Shareholder, President, Secretary and Treasurer	4,500,000	67.92%
Common Stock	All directors and executive officers as a group (one individual)		4,500,000	67.92%

(1)	The percent ownership of class is based on 6,625,000 shares of common stock issued and outstanding as of the date of this report.

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

The following table shows the fees billed by De Joya Griffith & Company LLC, Certified Public Accountants & Consultants, our current auditors, for the fiscal year ended May 31, 2010 and the period from inception to May 31, 2009:

	Fiscal year ended May 31, 2010	Period from inception to May 31, 2009
Audit Fees	$ 10,375	$ 21,000 -
Audit Related Fees	-	6,700 -
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-16, and are included as part of this report:

Financial Statements for the fiscal year ended May 31, 2010 and 2009
Report of Independent Registered Public Accounting Firm
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

July 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tyrone McClay
Tyrone McClay
President, Chief Executive Officer, Secretary, Treasurer,
Principal Accounting Officer, Principal Financial Officer and Director

July 8, 2010