Form 10-Q
period 2010-08-31
Stealth Resources Inc
filed 2010-10-08
CIK 1436309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of September 30, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stealth Resources Inc.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

August 31, 2010

Stealth Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	August 31, 2010	May 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current
Cash and cash equivalents	$201	$280

Total current assets	201	280

Other assets
Mineral claims (Note 4)	12,265	12,265

Total assets	$12,466	$12,545

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 5)	$4,422	$3,266
Due to related party (Note 7)	69,565	65,565

Total current liabilities	73,987	68,831

Total liabilities	73,987	68,831

Stockholders’ deficit
Common stock $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(89,521)	(84,286)

Total stockholders’ deficit	(61,521)	(56,286)

Total liabilities and stockholders’ deficit	$12,466	$12,545

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

			From Inception (January 10, 2007) through August 31, 2010 (Unaudited)
		Three months ended August 31, 2009 (Unaudited)
	Three months ended August 31, 2010 (Unaudited)

Revenue	$--	$--	$--

Expenses

Legal and accounting	4,000	4,500	43,459
General and administrative	1,235	614	46,062
Total expenses	5,235	5,114	89,521

Operating loss	5,235	5,114	89,521

Net loss
	$(5,235)	$(5,114)	$(89,521)

Basic loss per common share
	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	6,625,000	6,625,000

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (January 10, 2007) through August 31, 2010
(Unaudited)
(Expressed in U.S. Dollars)

	Number of shares issued	Common Stock	Additional paid in capital	Deficit accumulated during the exploration stage	Total stockholders’ equity
Balance at January 10, 2007	--	$--	$--	$--	$--
Common stock for cash ($.001 per share)	4,500,000	4,500	--	--	4,500
Common stock for cash ($.004 per share)	1,250,000	1,250	3,750	--	5,000
Common stock for cash ($.02 per share)	875,000	875	16,625	--	17,500
Contributed capital	--	--	1,000	--	1,000
Net loss	--	--	--	(3,542)	(3,542)
Balance at May 31, 2007	6,625,000	6,625	21,375	(3,542)	24,458
Net loss	--	--	--	(13,324)	(13,324)
Balance at May 31, 2008	6,625,000	6,625	21,375	(16,866)	11,134
Net loss	--	--	--	(40,446)	(40,446)
Balance at May 31, 2009	6,625,000	6,625	21,375	(57,312)	(29,312)
Net loss	--	--	--	(26,974)	(26,974)
Balance at May 31, 2010	6,625,000	6,625	$21,375	$(84,286)	$(56,286)
Net loss	--	--	--	(5,235)	(5,235)
Balance at August 31, 2010	6,625,000	$6,625	$21,375	$(89,521)	$(61,521)

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)

	Three months ended August 31, 2010	Three months ended August 31, 2009	From Inception (January 10, 2007) through August 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(5,235)	$(5,114)	$(89,521)

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	--	1,500	-
(Decrease) increase in accrued liabilities	1,156	(602)	4,422

Net cash used in operating activities	(4,079)	(4,216)	(85,099)

Cash flows from investing activities:
Purchase of mineral claims	--	--	(12,265)

Net cash used in investing activities	--	--	(12,265)

Cash flows from financing activities:
Proceeds from sale of common stock	--	--	27,000
Contributed capital by related party	--	--	1,000
Due to related party	4,000	6,300	69,565

Net cash used in financing activities	4,000	6,300	97,565

(Decrease) increase in cash and cash equivalents	(79)	2,084	201

Cash and cash equivalents, beginning of period	280	331	--

Cash and cash equivalents, end of period	$201	$2,415	$201

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
August 31, 2010
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

The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($89,521) as of August 31, 2010.

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

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is May 31. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended May 31, 2010.

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
August 31, 2010
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
August 31, 2010
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
August 31, 2010
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

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
August 31, 2010
(Unaudited)

Note 3:	Recent accounting pronouncements

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
August 31, 2010
(Unaudited)

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

At August 31, 2010, there were no outstanding stock options or warrants.

Note 7:	Related Party Transactions

As of August 31, 2010 and May 31, 2010, total advances from a director of the Company were $69,565 and $65,565, respectively. The amount is unsecured, non interest bearing and is due on demand.

Note 8:	Subsequent Events

Subsequent to August 31, 2010, the Company received a total of $5,500 from a director. The amount is unsecured, non interest bearing and is due on demand.

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

The following discussion and analysis should be read in conjunction with the information set forth in our interim unaudited financial statements for the three months ended August 31, 2010.

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

Plan of Operation

As at August 31, 2010, we had a cash balance of $201. Our plan of operation for the next twelve months is to complete the geologist recommended exploration work on the Monkey claim consisting of geochemical sampling and geologic mapping. We estimate that the cost of this program will be approximately $34,020.

We commenced the initial phase of exploration in the spring of 2008 and anticipated completion by the fall of 2008, including the interpretation of all data collected. Due to the poor financial climate, the exploration has been postponed and is expected to resume in the spring of 2011. We anticipate spending an additional $15,000 on administrative fees. Total expenditures over the next 12 months are therefore expected to be approximately $50,000.

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

Results of Operations

Three Months Ended August 31, 2010 Compared to the Three Months Ended August 31, 2009

We have had no operating revenues since our inception on January 10, 2007 through August 31, 2010, and have incurred operating expenses in the amount of $89,521 for the same period. Our activities have been financed from the proceeds of share subscriptions and director advances.

We do not anticipate earning revenues unless we enter into commercial production on the Monkey claim, which is doubtful. We only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Monkey claim, or if such minerals are discovered, that we will enter into commercial production.

Revenues

We did not generate any revenues during the three months ended August 31, 2010 or the three months ended August 31, 2009.

Expenses

During the three months ended August 31, 2010 and August 31, 2009, legal and accounting fees were $4,000 and $4,500 and general and administrative expenses were $1,235 and $614, respectively.

Net Loss

We incurred net losses from operations of $5,235 and $5,114 for the three months ended August 31, 2010 and August 31, 2009, respectively.

Liquidity and Capital Resources

We had cash of $201 as of August 31, 2010, compared to a cash position of $280 at May 31, 2010. Since inception through to and including August 31, 2009, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000. Additionally, the Company received advances totaling $69,565 from an officer.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of August 31, 2010.

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

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the three months ended August 31, 2010.

ITEM 5.	OTHER INFORMATION

(a)	No matters arose during the quarter ended August 31, 2010, which required us to report any information through the filing of a current report on Form 8-K.

(b)	During the quarter ended August 31, 2010, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Mineral property agreement dated February 26, 2007 (1)
14.1	Code of Ethics (2)
31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form S-1 filed June 17, 2008 and incorporated herein by this reference

(2)	Filed as an exhibit to our annual report on Form 10-K filed July 9, 2010 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEALTH RESOURCES INC.

/s/ Tyrone McClay
Tyrone McClay
President, Chief Executive Officer, Secretary, Treasurer,
Principal Accounting Officer, Principal Financial Officer and Director

Dated: October 6, 2010