Form 10-Q
period 2010-11-30
Stealth Resources Inc
filed 2011-01-12
CIK 1436309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of December 13, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stealth Resources Inc.
(An Exploration Stage Company)
Financial Statements
(Expressed in U.S. Dollars)
November 30, 2010

Stealth Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	November 30, 2010	May 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current
Cash and cash equivalents	$67	$280

Total current assets	67	280

Other assets
Mineral claims (Note 4)	12,265	12,265

Total assets	$12,332	$12,545

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 5)	$3,431	$3,266
Due to related party (Note 7)	80,865	65,565

Total current liabilities	84,296	68,831

Total liabilities	84,296	68,831

Stockholders’ deficit
Common stock $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(99,964)	(84,286)

Total stockholders’ deficit	(71,964)	(56,286)

Total liabilities and stockholders’ deficit	$12,332	$12,545

The accompanying notes are an integral part of the financial statements.

Stealth Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Three months ended November 30, 2010 (Unaudited)	Three months ended November 30, 2009 (Unaudited)	Six months ended November 30, 2010 (Unaudited)	Six months ended November 30, 2009 (Unaudited)	From Inception (January 10, 2007) through November 30, 2010 (Unaudited)

Revenue	$--	$--	$--	$--	$--

Expenses

Legal and accounting	5,400	2,175	9,400	6,675	48,859
General and administrative	5,043	3,977	6,278	4,591	51,105
Total expenses	10,443	6,152	15,678	11,266	99,964

Operating loss	10,443	6,152	15,678	11,266	99,964

Net loss	$(10,443)	$(6,152)	$(15,678)	$(11,266)	$(99,964)

Basic loss per common share
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding
	6,625,000	6,625,000	6,625,000	6,625,000

The accompanying notes are an integral part of the financial statements.

Stealth Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (January 10, 2007) through November 30, 2010
(Expressed in U.S. Dollars)

	Number of shares issued	Common Stock	Additional paid in capital	Deficit accumulated during the exploration stage	Total stockholders’ equity

Balance at January 10, 2007	--	$--	$--	$--	$--

Common stock for cash ($.001 per share)	4,500,000	4,500	--	--	4,500

Common stock for cash ($.004 per share)	1,250,000	1,250	3,750	--	5,000

Common stock for cash ($.02 per share)	875,000	875	16,625	--	17,500

Contributed capital	--	--	1,000	--	1,000

Net loss	--	--	--	(3,542)	(3,542)

Balance at May 31, 2007	6,625,000	6,625	21,375	(3,542)	24,458

Net loss	--	--	--	(13,324)	(13,324)

Balance at May 31, 2008	6,625,000	6,625	21,375	(16,866)	11,134

Net loss	--	--	--	(40,446)	(40,446)

Balance at May 31, 2009	6,625,000	6,625	21,375	(57,312)	(29,312)

Net loss	--	--	--	(26,974)	(26,974)

Balance at May 31, 2010	6,625,000	6,625	$21,375	$(84,286)	$(56,286)

Net loss	--	--	--	(15,678)	(26,974)

Balance at November 30, 2010	6,625,000	6,625	$21,375	$(99,964)	$(71,964)

The accompanying notes are an integral part of the financial statements.

Stealth Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Six months ended November 30, 2010 (Unaudited)	Six months ended November 30, 2009 (Unaudited)	From Inception (January 10, 2007) through November 30, 2010 (Unaudited)

Cash flows from operating activities:
Net loss	$(15,678)	$(11,266)	$(99,964)

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	--	1,500	-
(Decrease) increase in accrued liabilities	165	(2)	3,431

Net cash used in operating activities	(15,513)	(9,768)	(96,533)

Cash flows from investing activities:
Purchase of mineral claims	--	--	(12,265)

Net cash used in investing activities	--	--	(12,265)

Cash flows from financing activities:
Proceeds from sale of common stock	--	--	27,000
Contributed capital by related party	--	--	1,000
Due to related party	15,300	9,895	80,865

Net cash used in financing activities	15,300	9,895	108,865

(Decrease) increase in cash and cash equivalents	(213)	127	67

Cash and cash equivalents, beginning of period	280	331	--

Cash and cash equivalents, end of period	$67	$458	$67

The accompanying notes are an integral part of the financial statements.

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
November 30, 2010
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

The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($99,964) as of November 30, 2010.

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

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is May 31. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended May 31, 2010.

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
November 30, 2010
(Unaudited)

Note 2:	Significant Accounting Policies – (continued)

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Mineral property costs

The Company has been in the exploration stage since its formation on January 10, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. In accordance with FASB ASC 932 “Extractive Activities–Oil and Gas”, costs incurred to purchase or acquire a property (whether proved or unproved reserves) shall be capitalized when incurred. This includes acquisition costs associated with mineral claims. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves, currently no property has reached the production stage. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value.

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

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
November 30, 2010
(Unaudited)

Note 2:	Significant Accounting Policies – (continued)

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

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
November 30, 2010
(Unaudited)

Note 2:	Significant Accounting Policies – (continued)

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Note 3:	Recent accounting pronouncements

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

Note 4:	Mineral Property

Pursuant to a mineral property purchase agreement dated February 26, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in the Alberni Mining Division of British Columbia, Canada for a cash payment of $5,129 and delivery of a geological report. The Company has paid an additional $6,098 for a geological report and $1,038 in Mineral right renewal fees. Mineral property acquisition costs are capitalized when incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves, currently no property has reached the production stage. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value.

Note 5:	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
November 30, 2010
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

At November 30, 2010, there were no outstanding stock options or warrants.

Note 7:	Related Party Transactions

As of November 30, 2010 and May 31, 2010, total advances from a director of the Company were $80,865 and $65,565, respectively. The amount is unsecured, non interest bearing and is due on demand.

Note 8:	Subsequent Events

Subsequent to November 30, 2010, the Company received a total of $2,100 from a director. The amount is unsecured, non interest bearing and is due on demand.

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

The following discussion and analysis should be read in conjunction with the information set forth in our interim unaudited financial statements for the six months ended November 30, 2010.

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

Plan of Operation

As at November 30, 2010, we had a cash balance of $67. Our plan of operation for the next twelve months is to complete the geologist recommended exploration work on the Monkey claim consisting of geochemical sampling and geologic mapping. We estimate that the cost of this program will be approximately $34,020.

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

Results of Operations

Six Months Ended November 30, 2010 Compared to the Six Months Ended November 30, 2009

We have had no operating revenues since our inception on January 10, 2007 through November 30, 2010, and have incurred operating expenses in the amount of $99,964 for the same period. Our activities have been financed from the proceeds of share subscriptions and director advances.

We do not anticipate earning revenues unless we enter into commercial production on the Monkey claim, which is doubtful. We only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Monkey claim, or if such minerals are discovered, that we will enter into commercial production.

Revenues

We did not generate any revenues during the six months ended November 30, 2010 or the six months ended November 30, 2009.

Expenses

During the six months ended November 30, 2010 and November 30, 2009, legal and accounting fees were $9,400 and $6,675 and general and administrative expenses were $6,278 and $4,591, respectively.

Net Loss

We incurred net losses from operations of $15,678 and $11,266 for the six months ended November 30, 2010 and November 30, 2009, respectively.

Liquidity and Capital Resources

We had cash of $67 as of November 30, 2010, compared to a cash position of $280 at May 31, 2010. Since inception through to and including November 30, 2009, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000. Additionally, the Company received advances totaling $80,865 from an officer.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of November 30, 2010.

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

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the six months ended November 30, 2010.

ITEM 5.	OTHER INFORMATION

(a)	No matters arose during the quarter ended November 30, 2010 which required us to report any information through the filing of a current report on Form 8-K.

(b)	During the quarter ended November 30, 2010, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Mineral property agreement dated February 26, 2007 (1)
14.1	Code of Ethics (2)
31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Filed as an exhibit to our registration statement on Form S-1 filed June 17, 2008 and incorporated herein by this reference
(2)	Filed as an exhibit to our annual report on Form 10-K filed July 9, 2010 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEALTH RESOURCES INC.

/s/ Tyrone McClay
Tyrone McClay
President, Chief Executive Officer, Secretary, Treasurer,
Principal Accounting Officer, Principal Financial Officer and Director

Dated: January 7, 2011