Form 10-Q
period 2011-02-28
Stealth Resources Inc
filed 2011-03-28
CIK 1436309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

[ X ] Yes [   ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of March 22, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Stealth Resources Inc.
(An Exploration Stage Company)
Financial Statements
(Expressed in U.S. Dollars)
February 28, 2011

Stealth Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	February 28, 2011 (Unaudited)	May 31, 2010 (Audited)
ASSETS

Current assets
Cash and cash equivalents	$38	$280

Total current assets	38	280

Other assets
Mineral claims (Note 4)	12,265	12,265

Total assets	$12,303	$12,545

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 5)	$4,222	$3,266
Due to related party (Note 7)	82,965	65,565

Total current liabilities	87,187	68,831

Total liabilities	87,187	68,831

Stockholders’ deficit
Common stock $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(102,884)	(84,286)

Total stockholders’ deficit	(74,884)	(56,286)

Total liabilities and stockholders’ deficit	$12,303	$12,545

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

					From
					Inception
	Three months	Three months	Nine months	Nine months	(January 10,
	ended	ended	ended	ended	2007) through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$--	$--	$--	$--	$--

Expenses

Legal and accounting	2,000	1,700	11,400	8,375	50,859
General and administrative	920	1,062	7,198	5,653	52,025
Total expenses	2,920	2,762	18,598	14,028	102,884

Operating loss	2,920	2,762	18,598	14,028	102,884

Net loss	$(2,920)	$(2,762)	$(18,598)	$(14,028)	$(102,884)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	6,625,000	6,625,000	6,625,000	6,625,000

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (January 10, 2007) through February 28, 2011
(Unaudited)
(Expressed in U.S. Dollars)

				Deficit
				accumulated
			Additional	during the	Total
	Number of	Common	paid in	exploration	stockholders’
	shares issued	Stock	capital	stage	equity/(deficit)

Balance at January 10, 2007	--	$--	$--	$--	$--

Common stock for cash ($.001 per share)	4,500,000	4,500	--	--	4,500

Common stock for cash ($.004 per share)	1,250,000	1,250	3,750	--	5,000

Common stock for cash ($.02 per share)	875,000	875	16,625	--	17,500

Contributed capital	--	--	1,000	--	1,000

Net loss	--	--	--	(3,542)	(3,542)

Balance at May 31, 2007	6,625,000	6,625	21,375	(3,542)	24,458

Net loss	--	--	--	(13,324)	(13,324)

Balance at May 31, 2008	6,625,000	6,625	21,375	(16,866)	11,134

Net loss	--	--	--	(40,446)	(40,446)

Balance at May 31, 2009	6,625,000	6,625	21,375	(57,312)	(29,312)

Net loss	--	--	--	(26,974)	(26,974)

Balance at May 31, 2010	6,625,000	6,625	$21,375	$(84,286)	$(56,286)

Net loss	--	--	--	(18,598)	(18,598)

Balance at February 28, 2011	6,625,000	$6,625	$21,375	$(102,884)	$(74,884)

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)

			From Inception
	Nine months	Nine months	(January 10,
	ended	ended	2007) through
	February 28,	February 28,	February 28,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(18,598)	$(14,028)	$(102,884)

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	--	1,500	--
(Decrease) increase in accrued liabilities	956	442	4,222

Net cash used in operating activities	(17,642)	(12,086)	(98,662)

Cash flows from investing activities:
Purchase of mineral claims	--	--	(12,265)

Net cash used in investing activities	--	--	(12,265)

Cash flows from financing activities:
Proceeds from sale of common stock	--	--	27,000
Contributed capital by related party	--	--	1,000
Due to related party	17,400	11,995	82,965

Net cash provided by financing activities	17,400	11,995	110,965

(Decrease) increase in cash and cash equivalents	(242)	(91)	38

Cash and cash equivalents, beginning of period	280	331	--

Cash and cash equivalents, end of period	$38	$240	$38

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
February 28, 2011

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

The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($102,884) as of February 28, 2011.

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

At February 28, 2011, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Note 2:	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
February 28, 2011

Note 2:	Significant Accounting Policies – (continued)

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is May 31. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended May 31, 2010.

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

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
February 28, 2011

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

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
February 28, 2011

Note 2:	Significant Accounting Policies – (continued)

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

The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the company’s financial statements.

Note 4:	Mineral Property

Pursuant to a mineral property purchase agreement dated February 26, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in the Alberni Mining Division of British Columbia, Canada for a cash payment of $5,129 and delivery of a geological report.

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
February 28, 2011

Note 4:	Mineral Property - (continued)

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

At February 28, 2011, there were no outstanding stock options or warrants.

Note 7:	Related Party Transactions

As of February 28, 2011 and May 31, 2010, total advances from a director of the Company were $82,965 and $65,565, respectively. The amount is unsecured, non interest bearing and is due on demand.

Stealth Resources Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
February 28, 2011

Note 8:	Subsequent Events

Subsequent to February 28, 2011, the Company received a total of $3,300 from a director. The amount is unsecured, non interest bearing and is due on demand.

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

The following discussion and analysis should be read in conjunction with the information set forth in our interim unaudited financial statements for the nine months ended February 28, 2011.

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

Plan of Operation

As at February 28, 2011, we had a cash balance of $38. Our plan of operation for the next twelve months is to complete the geologist recommended exploration work on the Monkey claim consisting of geochemical sampling and geologic mapping. We estimate that the cost of this program will be approximately $34,020.

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

Results of Operations

Nine Months Ended February 28, 2011 Compared to the Nine Months Ended February 29, 2010

We have had no operating revenues since our inception on January 10, 2007 through February 28, 2011, and have incurred operating expenses in the amount of $102,884 for the same period. Our activities have been financed from the proceeds of share subscriptions and director advances.

We do not anticipate earning revenues unless we enter into commercial production on the Monkey claim, which is doubtful. We only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Monkey claim, or if such minerals are discovered, that we will enter into commercial production.

Revenues

We did not generate any revenues during the nine months ended February 28, 2011 or the nine months ended February 28, 2010.

Expenses

During the nine months ended February 28, 2011 and February 28, 2010, legal and accounting fees were $11,400 and $8,375 and general and administrative expenses were $7,198 and $5,653, respectively.

Net Loss

We incurred net losses from operations of $18,598 and $14,028 for the nine months ended February 28, 2011 and February 28, 2010, respectively.

Liquidity and Capital Resources

We had cash of $38 as of February, 28, 2011, compared to a cash position of $280 at May 31, 2010. Since inception through to and including February 28, 2011, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000. The Company received advances totaling $82,965 from an officer.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of February 28, 2011.

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

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the nine months ended February 28, 2011.

ITEM 5.	OTHER INFORMATION

(a)	No matters arose during the quarter ended February 28, 2011 which required us to report any information through the filing of a current report on Form 8-K.

(b)	During the quarter ended February 28, 2011, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Mineral property agreement dated February 26, 2007 (1)
14.1	Code of Ethics (2)
31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form S-1 filed June 17, 2008 and incorporated herein by this reference
(2)	Filed as an exhibit to our annual report on Form 10-K filed July 9, 2010 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEALTH RESOURCES INC.

/s/ Tyrone McClay
Tyrone McClay
President, Chief Executive Officer, Secretary, Treasurer,
Principal Accounting Officer, Principal Financial Officer and Director

Dated: March 22, 2011