Form 10-K
period 2011-05-31
Stealth Resources Inc
filed 2011-08-25
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

Commission File # 333-151702

STEALTH RESOURCES INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

77-0721432

(IRS Employer Identification Number)

871 Coronado Centre Drive, Suite 200

Henderson, NV   89052

(Address of principal executive offices)

(702) 940-2323

(Issuer’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes    ☒ No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒  Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $1,487,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of August 16, 2011.

Documents incorporated by reference: None.

ii

Table of Contents

Item

Page

Item 1.

Business

1

Item 1A.

Risk Factors

1

Item 1B.

Unresolved Staff Comments

2

Item 2.

Properties

2

Item 3.

Legal Proceedings

2

Item 4.

Submission of Matters to a Vote of Security Holders

2

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Securities

2

Item 6.

Selected Financial Data

3

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operation

3

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

4

Item 8.

Financial Statements and Supplementary Data

4

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

5

Item 9A(t).

Controls and Procedures

5

Item 9B.

Other Information

6

Item 10.

Directors, Executive Officers and Corporate Governance

6

Item 11.

Executive Compensation

7

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

8

Item 13.

Certain Relationships and Related Transactions and Director Independence

8

Item 14.

Principal Accountant Fees and Services

9

Item 15.

Exhibits and Financial Statement Schedules

9

SIGNATURES

11

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

Business Development

Until recently, we were an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discovered.  During the fiscal year ended May 31, 2010, we owned a 100% interest in one mineral claim known as the Monkey claim, which was located approximately 40 kilometers west of Campbell River, British Columbia, Canada.  We purchased this claim from 1330275 Ontario Ltd.

We had anticipated carrying out an exploration program on the property consisting of soil geochemical sampling and geologic mapping at an estimated cost of $34,020.   However, we have been unable to obtain necessary financing to carry out such program.  Although we retain the mineral rights to the Monkey claim until May 2012, due to a lack of funding and an evaluation of the project we have decided to record an impairment provision of $13,512 representing the full amount expended to May 31, 2011.

During the past few months, our sole director initiated activities that, in his opinion, could increase stockholder value more than the development of the mineral assets. Our sole director is considering either (i) acquiring a new business or (ii) acquiring assets from another company and starting a new business.  These activities to enhance stockholder value by operating a new business increased when the mineral rights expired and we lost all of our assets and our operations.  We have not, to date, identified a new business or asset to acquire.

Employees

We have no employees as of the date of this filing other than our directors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Dependence on Major Customers

We have no customers.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We do not currently own or lease any property.

Item 3.

Legal Proceedings

We are not currently a party to any legal proceedings. Our address for service of process in Nevada is 871 Coronado Centre Drive, Suite 200, Henderson, Nevada, 89052.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol SERS. However, no trades of our shares of common stock occurred through the facilities of the OTC Bulletin Board until 2011.  Since that period, the low trading price for our stock was $0.09 and the high trading price was $0.93.

Holders

As of August 23, 2011, there were 31 holders of our common stock.

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

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended May 31, 2011.

Plan of Operation

As at May 31, 2011, we had a cash balance of $Nil.  Our plan of operation for the twelve months is to locate a new asset to acquire or to acquire assets from another company and start a new business.

We anticipate spending approximately $15,000 on administrative expenses, including fees payable in connection with the filing of our annual and quarterly reports and complying with reporting obligations.

We do not have sufficient funds to cover the anticipated administrative expenses or to carry out due diligence in acquiring a new business or asset so we will require additional funding.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

If we are not successful in raising additional financing, we anticipate that we will not be able to carry out due diligence and acquire a new business or asset.  Any business opportunity would require our management to perform diligence on possible acquisitions.

Our current cash on hand will not be sufficient to acquire any new business or asset and additional funds will be required to close any possible acquisition.  As a reporting company we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We have not attained profitable operations and are dependent upon obtaining financing to pursue a new business or asset.  For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations

We have had no operating revenues since our inception on January 10, 2007 through May 31, 2011, and have incurred operating expenses in the amount of $119,679 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director loans.

For the fiscal year ended May 31, 2011, general and administrative expenses were $8,321, compared to $16,099 for the year ended May 31, 2010 and legal and accounting expenses were $13,650, compared to $10,875 for the year ended May 31, 2010.  For the period from inception on January 10, 2007 through May 31, 2011, general and administrative expenses were $53,148 and legal and accounting expenses were $53,109.  For the fiscal year ended May 31, 2011, we incurred an impairment loss of $13,512 on our mineral property, compared to $Nil for the year ended May 31, 2010.

During our fiscal year ended May 31, 2011, we incurred a net loss of $(35,483), which resulted in an accumulated deficit of $(119,769).

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $Nil as of May 31, 2011, compared to a cash position of $280 at May 31, 2010.  Since inception through to and including May 31, 2011, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000 and advances from a related party of $86,515.

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

Item 8.

Financial Statements and Supplementary Data.

Stealth Resources Inc.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

May 31, 2011

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Stealth Resources, Inc.

We have audited the accompanying balance sheets of Stealth Resources, Inc. (An Exploration Stage Company) as of May 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended May 31, 2011, from inception (January 10, 2007) to May 31, 2010 and from inception ((January 10, 2007) to May 31, 2011. Stealth Resources, Inc’s  management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stealth Resources, Inc. (An Exploration Stage Company) as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended May 31, 2011, from inception (January 10, 2007) to May 31, 2010 and from inception (January 10, 2007) to May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

August 9, 2011

2580 Anthem Village Dr., Henderson, NV  89052

Telephone (702) 563-1600 ●  Facsimile (702) 920-8049

Stealth Resources Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	May 31, 2011	May 31, 2010
	(Audited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$ -	$ 280

Total current assets	-	280

Other assets
Mineral claims (Note 4)	-	12,265

Total assets	$ -	$ 12,545

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$ 13	$ -
Accounts payable and accrued liabilities (Note 5)	5,241	3,266
Due to related party (Note 7)	86,515	65,565

Total current liabilities	91,769	68,831

Total liabilities	91,769	68,831

Stockholders’ deficit
Common stock $0.001 par value; authorized 75,000,000
shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(119,769)	(84,286)

Total stockholders’ deficit	(91,769)	(56,286)

Total liabilities and stockholders’ deficit	$ -	$ 12,545

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	Year ended May 31, 2011	Year ended May 31, 2010	From Inception (January 10, 2007) through May 31, 2011
	(Audited)	(Audited)	(Audited)

Revenue	$ --	$ --	$ --

Expenses
Impairment loss on mineral claim	13,512	-	13,512
Legal and accounting	13,650	10,875	53,109
General and administrative	8,321	16,099	53,148
Total expenses	35,483	26,974	119,769

Operating loss	35,483	26,974	119,769

Net loss	$ (35,483)	$ (26,974)	$ (119,769)

Basic loss per common share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding - basic	6,625,000	6,625,000

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

From Inception (January 10, 2007) through May 31, 2011

(Expressed in U.S. Dollars)

	Number of shares issued	Common Stock	Additional paid in capital	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at January 10, 2007	--	$ --	$ --	$ --	$ --

Common stock for cash ($.001 per share)	4,500,000	4,500	--	--	4,500

Common stock for cash ($.004 per share)	1,250,000	1,250	3,750	--	5,000

Common stock for cash ($.02 per share)	875,000	875	16,625	--	17,500

Contributed capital	--	--	1,000	--	1,000

Net loss	--	--	--	(3,542)	(3,542)

Balance at May 31, 2007	6,625,000	6,625	21,375	(3,542)	24,458

Net loss	--	--	--	(13,324)	(13,324)

Balance at May 31, 2008	6,625,000	6,625	21,375	(16,866)	11,134

Net loss	--	--	--	(40,446)	(40,446)

Balance at May 31, 2009	6,625,000	6,625	21,375	(57,312)	(29,312)

Net loss	--	--	--	(26,974)	(26,974)

Balance at May 31, 2010	6,625,000	6,625	$ 21,375	$ (84,286)	$ (56,286)

Net loss	--	--	--	(35,483)	(35,483)

Balance at May 31, 2011	6,625,000	$ 6,625	$ 21,375	$ (119,769)	$ (91,769)

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

	Year ended May 31, 2011	Year ended May 31, 2010	From Inception (January 10, 2007) through May 31, 2011
	(Audited)	(Audited)	(Audited)

Cash flows from operating activities:
Net loss	$ (35,483)	$ (26,974)	$ (119,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	-	1,500	-
(Decrease) increase in accrued liabilities	1,975	164	5,241
Impairment loss on mineral claim	13,512	-	13,512

Net cash used in operating activities	(19,996)	(25,310)	(101,016)

Cash flows from investing activities:
Purchase of mineral claims	(1,247)	(536)	(13,512)

Net cash used in investing activities	(1,247)	(536)	(13,512)

Cash flows from financing activities:
Bank overdraft	13		13
Proceeds from sale of common stock	--	--	27,000
Contributed capital by related party	--	--	1,000
Advances from related party	20,950	25,795	86,515

Net cash provided by financing activities	20,963	25,795	114,528

(Decrease) increase in cash and cash equivalents	(280)	(51)	--

Cash and cash equivalents, beginning of year	280	331	--

Cash and cash equivalents, end of year	$ -	$ 280	$ --

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2011

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

The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($119,769) as of May 31, 2011 and ($84,286) as of May 31, 2010 and has working capital deficit of $91,769 and $68,551 as at May 31, 2011 and 2010 respectively.

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

At May 31, 2011, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

May 31, 2011

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

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17, if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10 through 15-5, Impairment or Disposal of Long-Lived Assets.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2011

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

In computing Diluted EPS, the average stock price for the period is used in determining the numberof shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

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

May 31, 2011

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

Note 3:

Recent accounting pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-07 and believes that none of them will have a material effect on the company’s financial statements.

Note 4:

Mineral Claim

Pursuant to a mineral property purchase agreement dated February 26, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in the Alberni Mining Division of British Columbia, Canada for a cash payment of $5,129 and delivery of a geological report.  The Company has paid an additional $6,098 for a geological report and $2,285 in Mineral right renewal fees.  Mineral property acquisition costs are capitalized when incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves, currently no property has reached the production stage. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value.  During the year ended May 31, 2011, the Company evaluated the mineral claim and determined that the asset have been impaired  because the Company could not project any future cash flows or salvage value and the asset were not recoverable.  Consequently, the Company has recorded an impairment loss for the full amount of $13,512 for the year ended May 31, 2011.

Note 5:

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2011

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

At May 31, 2011, there were no outstanding stock options or warrants.

Note 7:

Income Taxes

The Company has losses carried forward for income tax purposes for May 31, 2011 and 2010. There are no current or deferred tax expenses for the period ended May 31, 2011 or 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	2011	2010

Deferred tax asset attributable to:
Current operations	$ (41,919)	$ (29,500)
Less: Change in valuation allowance	41,919	29,500

Net refundable amount	$ ---	$ ---

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2011

Note 7:

Income Taxes

The composition of the Company’s deferred tax assets as at May 31, 2011 and 2010 is as follows:

	2011	2010

Net operating loss carry forward	$ (119,769)	$ (84,286)
Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%
Deferred tax asset	(41,919)	(29,500)
Less: Valuation allowance	41,919	29,500

Net deferred tax asset	$ ---	$ ---

Note 8:

Related Party Transactions

As of May 31, 2011 and May 31, 2010, total advances from a director of the Company were $86,515 and $65,565, respectively. The amount is unsecured, non interest bearing and is due on demand.

Note 9:

Subsequent Events

Subsequent to May 31, 2011, a director of the Company has paid $7,012 in expenses on behalf of the Company.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of May 31, 2011.

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

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended May 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and his age and titles as of the date of this report are as follows:

Name	Age	Position
Matthew Markin	45	President, Secretary, Treasurer and Chief Executive Officer

Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Biographical information

Mr. Matthew Markin has acted as our President, Secretary, Treasurer and Chief Executive Officer and as a director since April 12, 2011.  He holds degrees in science from Capilano College and the University of British Columbia. Since 1999, Mr. Markin has served as President of The Markin Group of Companies in Los Angeles, California, where he consults to large and small businesses in the areas of strategic planning, business development, capital formation, mergers and acquisitions, and related matters.

Mr. Markin intends to devote approximately 25% of his business time to our affairs.

Significant Employees and Consultants

We have no significant employees other than the officers and directors described above.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. McClay.

Audit Committee Financial Expert

We do not have a financial expert serving on an audit committee as we do not have an audit committee because our sole director determined that as a start-up exploration company with no revenues it would be too expensive to have one.

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

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended May 31, 2008 and for the fiscal year ended May 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Tyrone McClay, Former President, CEO, Secretary, Treasurer & Director	2011 2010 2009 2009 2008	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Tyrone McClay or Matthew Markin during the period from our inception on January 10, 2007 through the fiscal period ending May 31, 2011.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between our company and Matthew Markin.  We do not pay Mr. Markin any amount for acting as director of the Company.

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

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned (1)
Common Stock	Matthew Markin	Director, 5% Shareholder, President, Secretary and Treasurer	4,500,000	67.92%
Common Stock	All directors and executive officers as a group (one individual)		4,500,000	67.92%

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

?

any of our directors or executive officers;

?

any person proposed as a nominee for election as a director;

?

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

?

any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons; or

?

any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our company.

Promoters and control persons

The promoter of our company is Matthew Markin.

There is nothing of value to be received by the promoter, either directly or indirectly, from us. Additionally, there have been no assets acquired nor are there any assets to be acquired from the promoter, either directly or indirectly, from us.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by De Joya Griffith & Company LLC, Certified Public Accountants & Consultants, our current auditors, for the fiscal year ended May 31, 2011 and the period from inception to May 31, 2010:

	Fiscal year ended May 31, 2011	Period from inception to May 31, 2010
Audit Fees	$ 13,650	$ 31,375
Audit Related Fees	-	6,700
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-11, and are included as part of this report:

Financial Statements for the fiscal year ended May 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

(b)

Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 10 of this report, and are incorporated herein by this reference.

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

(2)

Filed as an exhibit to our Form 10-K Annual Report for the year ended May 31, 2010 filed July 9, 2010 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEALTH RESOURCES INC.

/s/ Matthew Markin
Matthew Markin
President, Chief Executive Officer and Director

August 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew Markin
Matthew Markin
President, Chief Executive Officer, Secretary, Treasurer, and Director

August 25, 2011

11