Form 10-Q
period 2011-08-31
Stealth Resources Inc
filed 2011-10-06
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File # 333-151702

STEALTH RESOURCES INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

77-0721432

(IRS Employer Identification Number)

871 Coronado Centre Drive, Suite 200, Henderson, NV  89052

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

☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of October 6, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Stealth Resources Inc.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

August 31, 2011

Stealth Resources Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	August 31, 2011	May 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$ 94	$ -

Total current assets	94	-

Total assets	$ 94	$ -

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$ -	$ 13
Accounts payable and accrued liabilities (Note 5)	4,221	5,241
Due to related party (Note 7)	96,131	86,515

Total current liabilities	100,352	91,769

Total liabilities	100,352	91,769

Stockholders’ deficit
Common stock $0.001 par value; authorized 75,000,000
shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(128,258)	(119,769)

Total stockholders’ deficit	(100,258)	(91,769)

Total liabilities and stockholders’ deficit	$ 94	$ -

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	Three months ended August 31, 2011	Three months ended August 31, 2010	From Inception (January 10, 2007) through August 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$ --	$ --	$ --

Expenses
Impairment loss on mineral claim	-	-	13,512
Legal and accounting	6,000	4,000	59,109
General and administrative	2,489	1,235	55,637
Total expenses	8,489	5,235	128,258

Operating loss	8,489	5,235	128,258

Net loss	$ (8,489)	$ (5,235)	$ (128,258)

Basic loss per common share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding - basic	6,625,000	6,625,000

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

From Inception (January 10, 2007) through August 31, 2011

(Expressed in U.S. Dollars)

	Number of shares issued	Common Stock	Additional paid in capital	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at January 10, 2007	--	$ --	$ --	$ --	$ --

Common stock for cash ($.001 per share)	4,500,000	4,500	--	--	4,500

Common stock for cash ($.004 per share)	1,250,000	1,250	3,750	--	5,000

Common stock for cash ($.02 per share)	875,000	875	16,625	--	17,500

Contributed capital	--	--	1,000	--	1,000

Net loss	--	--	--	(3,542)	(3,542)

Balance at May 31, 2007	6,625,000	6,625	21,375	(3,542)	24,458

Net loss	--	--	--	(13,324)	(13,324)

Balance at May 31, 2008	6,625,000	6,625	21,375	(16,866)	11,134

Net loss	--	--	--	(40,446)	(40,446)

Balance at May 31, 2009	6,625,000	6,625	21,375	(57,312)	(29,312)

Net loss	--	--	--	(26,974)	(26,974)

Balance at May 31, 2010	6,625,000	6,625	$ 21,375	$ (84,286)	$ (56,286)

Net loss	--	--	--	(35,483)	(35,483)

Balance at May 31, 2011	6,625,000	$ 6,625	$ 21,375	$ (119,769)	$ (91,769)

Net loss	--	--	--	(8,489)	(8,489)

Balance at August 31, 2011	6,625,000	$ 6,625	$ 21,375	$ (128,258)	$ (100,258)

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

	Three months ended August 31, 2011	Three months ended August 31, 2010	From Inception (January 10, 2007) through August 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$ (8,489)	$ (5,235)	$ (128,258)

Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	-	-	-
(Decrease) increase in accrued liabilities	(1,020)	1,156	4,221
Mineral property expenditures written down	-	-	13,512

Net cash used in operating activities	(9,509)	(4,079)	(110,525)

Cash flows from investing activities:
Purchase of mineral claims	-	-	(13,512)

Net cash used in investing activities	-	-	(13,512)

Cash flows from financing activities:
Bank overdraft	(13)		-
Proceeds from sale of common stock	--	--	27,000
Contributed capital by related party	--	--	1,000
Due to related party	9,616	4,000	96,131

Net cash used in financing activities	9,603	4,000	124,131

Increase (decrease) in cash and cash equivalents	94	(79)	94

Cash and cash equivalents, beginning of period	-	280	--

Cash and cash equivalents, end of period	$ 94	$ 201	$ 94

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2011

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

The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($128,258) as of August 31, 2011 and ($119,769) as of May 31, 2011 and has working capital deficit of $100,258 and $91,769 as at August 31, 2011 and May 31, 2011 respectively.

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

At August 31, 2011, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2011

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

August 31, 2011

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

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2011

Note 2:

Significant Accounting Policies – (continued)

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

August 31, 2011

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

At August 31, 2011, there were no outstanding stock options or warrants.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2011

Note 7:

Related Party Transactions

As of August 31, 2011 and May 31, 2011, total advances from a director of the Company were $9,616 and $nil, respectively and advances from a former director of the Company were $nil and $86,515, respectively. The amounts are unsecured, non interest bearing and is due on demand.

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

The following discussion and analysis should be read in conjunction with the information set forth in our interim unaudited financial statements for the three months ended August 31, 2011.

Overview

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

We had anticipated carrying out an exploration program on the property consisting of soil geochemical sampling and geologic mapping at an estimated cost of $34,020.   However, we have been unable to obtain necessary financing to carry out such program.  Although we retain the mineral rights to the Monkey claim until May 2012, due to a lack of funding and an evaluation of the project we decided to record an impairment provision of $13,512 representing the full amount expended to May 31, 2011.

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

Plan of Operation

As at August 31, 2011, we had a cash balance of $94.  Our plan of operation for the twelve months is to locate a new asset to acquire or to acquire assets from another company and start a new business.

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

Results of Operations

Three Months Ended August 31, 2011 Compared to the Three Months Ended August 31, 2010

We have had no operating revenues since our inception on January 10, 2007 through August 31, 2011, and have incurred operating expenses in the amount of $128,258 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director advances.

During the three months ended August 31, 2011, we incurred a net loss of $(8,489), which resulted in an accumulated deficit of $(128,258).

Revenues

We did not generate any revenues during the three months ended August 31, 2011 or the three months ended August 31, 2010.

Expenses

During the three months ended August 31, 2011 and August 31, 2010, legal and accounting fees were $6,000 and $4,000 and general and administrative expenses were $2,489 and $1,235, respectively.

Net Loss

We incurred net losses from operations of $8,489 and $5,235 for the three months ended August 31, 2011 and August 31, 2010, respectively.

Liquidity and Capital Resources

We had cash of $94 as of August 31, 2011, compared to a cash position of $Nil at May 31, 2011.  Since inception through to and including August 31, 2011, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000 and advances from a related party of $86,515.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of August 31, 2011.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our first fiscal quarter ended August 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the three months ended August 31, 2011.

ITEM 5.

OTHER INFORMATION

(a)

No matters arose during the quarter ended August 31, 2011 which required us to report any information through the filing of a current report on Form 8-K.

(b)

During the quarter ended August 31, 2011, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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
101 (2) (3)

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Filed as an exhibit to our registration statement on Form S-1 filed June 17, 2008 and incorporated herein by this reference

(2)

Filed as an exhibit to our annual report on Form 10-K filed August 25, 2011 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEALTH RESOURCES INC.

/s/ Matthew Markin

Matthew Markin

President, Chief Executive Officer, Secretary, Treasurer,

Principal Accounting Officer, Principal Financial Officer and Director

Dated:   October 6, 2011