Form 10-Q
period 2011-11-30
Stealth Resources Inc
filed 2012-01-11
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of January 10, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Stealth Resources Inc.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

November 30, 2011

Stealth Resources Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	November 30, 2011	May 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$ 64	$ -

Total current assets	64	-

Total assets	$ 64	$ -

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$ -	$ 13
Accounts payable and accrued liabilities (Note 5)	7,531	5,241
Due to related party (Note 7)	113,459	86,515

Total current liabilities	120,990	91,769

Total liabilities	120,990	91,769

Stockholders’ deficit
Common stock $0.001 par value; authorized 75,000,000
shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(148,926)	(119,769)

Total stockholders’ deficit	(120,926)	(91,769)

Total liabilities and stockholders’ deficit	$ 64	$ -

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	Three months ended November 30, 2011	Three months ended November 30, 2010	Six months ended November 30, 2011	Six months ended November 30, 2010	From Inception (January 10, 2007) through November 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$ --	$ --	$ --	$ --	$ --

Expenses

Impairment loss on mineral claim	-	-	-	-	13,512
Legal and accounting	3,500	5,400	9,500	9,400	62,609
General and administrative	17,168	5,043	19,657	6,278	72,805
Total expenses	20,668	10,443	29,157	15,678	148,926

Operating loss	20,668	10,443	29,157	15,678	148,926

Net loss	$ (20,668)	$ (10,443)	$ (29,157)	$ (15,678)	$ (148,926)

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding
	6,625,000	6,625,000	6,625,000	6,625,000

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

From Inception (January 10, 2007) through November 30, 2011

(Expressed in U.S. Dollars)

	Number of shares issued	Common Stock	Additional paid in capital	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at January 10, 2007	--	$ --	$ --	$ --	$ --

Common stock for cash ($.001 per share)	4,500,000	4,500	--	--	4,500

Common stock for cash ($.004 per share)	1,250,000	1,250	3,750	--	5,000

Common stock for cash ($.02 per share)	875,000	875	16,625	--	17,500

Contributed capital	--	--	1,000	--	1,000

Net loss	--	--	--	(3,542)	(3,542)

Balance at May 31, 2007	6,625,000	6,625	21,375	(3,542)	24,458

Net loss	--	--	--	(13,324)	(13,324)

Balance at May 31, 2008	6,625,000	6,625	21,375	(16,866)	11,134

Net loss	--	--	--	(40,446)	(40,446)

Balance at May 31, 2009	6,625,000	6,625	21,375	(57,312)	(29,312)

Net loss	--	--	--	(26,974)	(26,974)

Balance at May 31, 2010	6,625,000	6,625	$ 21,375	$ (84,286)	$ (56,286)

Net loss	--	--	--	(35,483)	(35,483)

Balance at May 31, 2011	6,625,000	$ 6,625	$ 21,375	$ (119,769)	$ (91,769)

Net loss	--	--	--	(29,157)	(29,157)

Balance at November 30, 2011	6,625,000	$ 6,625	$ 21,375	$ (148,926)	$ (120,926)

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

	Six months ended November 30, 2011	Six months ended November 30, 2010	From Inception (January 10, 2007) through November 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$ (29,157)	$ (15,678)	$ (148,926)

Changes in operating assets and liabilities:
(Decrease) increase in accrued liabilities	2,290	165	7,531
Mineral property expenditures written down	-	-	13,512

Net cash used in operating activities	(26,867)	(15,513)	(127,883)

Cash flows from investing activities:
Purchase of mineral claims	-	-	(13,512)

Net cash used in investing activities	-	-	(13,512)

Cash flows from financing activities:
Bank overdraft	(13)		-
Proceeds from sale of common stock	--	--	27,000
Contributed capital by related party	--	--	1,000
Due to related party	26,944	15,300	113,459

Net cash used in financing activities	26,931	15,300	141,459

Increase (decrease) in cash and cash equivalents	64	(213)	64

Cash and cash equivalents, beginning of period	-	280	--

Cash and cash equivalents, end of period	$ 64	$ 67	$ 64

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2011

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

The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($148,926) as of November 30, 2011 and ($119,769) as of May 31, 2011 and has working capital deficit of $120,926 and $91,769 as at November 30, 2011 and May 31, 2011 respectively.

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

At November 30, 2011, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2011

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

November 30, 2011

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

November 30, 2011

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

Note 3:

Recent accounting pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-12 and believes that none of them will have a material effect on the company’s financial statements.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2011

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

At November 30, 2011, there were no outstanding stock options or warrants.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2011

Note 7:

Related Party Transactions

As of November 30, 2011 and May 31, 2011, total advances from a director of the Company were $26,944 and $nil, respectively and advances from a former director of the Company were $nil and $86,515, respectively. The amounts are unsecured, non interest bearing and is due on demand.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-looking statements

This quarterly report on Form 10-Q contains "forward-looking statements" relating to our ccompany which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth.  For this purpose, any statement contained in this quarterly report on Form 10-Q that are not statements of historical fact are forward-looking statements.  Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in our interim unaudited financial statements for the three months ended November 30, 2011.

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

Plan of Operation

As at November 30, 2011, we had a cash balance of $64.  Our plan of operation for the twelve months is to locate a new asset to acquire or to acquire assets from another company and start a new business.

We anticipate spending approximately $15,000 per fiscal quarter on administrative expenses, including fees payable in connection with the filing of our annual and quarterly reports and complying with reporting obligations.

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

Results of Operations

Six Months Ended November 30, 2011 Compared to the Six Months Ended November 30, 2010

We have had no operating revenues since our inception on January 10, 2007 through November 30, 2011, and have incurred operating expenses in the amount of $148,926 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director advances.

During the six months ended November 30, 2011, we incurred a net loss of $(29,157), compared to a net loss of $(15,678) for the six months ended November 30, 2010, which resulted in an accumulated deficit of $(148,926) as of November 30, 2011.

Revenues

We did not generate any revenues during the six months ended November 30, 2011 or the six months ended November 30, 2010.

Expenses

During the six months ended November 30, 2011 and November 30, 2010, legal and accounting fees were $9,500 and $9,400 and general and administrative expenses were $19,657 and $6,278, respectively.

Net Loss

We incurred net losses from operations of $((29,157) and $(15,678) for the six months ended November 30, 2011 and November 30, 2010, respectively.

Liquidity and Capital Resources

We had cash of $64 as of November 30, 2011, compared to a cash position of $Nil at May 31, 2011.  Since inception through to and including November 30, 2011, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000 and advances from a related party of $113,459.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of November 30, 2011.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our first fiscal quarter ended November 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the six months ended November 30, 2011.

ITEM 5.

OTHER INFORMATION

(a)

No matters arose during the quarter ended November 30, 2011 which required us to report any information through the filing of a current report on Form 8-K.

(b)

During the quarter ended November 30, 2011, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Dated:   January 10, 2012