Form 10-Q
period 2012-02-29
Stealth Resources Inc
filed 2012-04-11
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,625,000 shares of common stock issued and outstanding as of April 3, 2012.

TABLE OF CONTENTS

PAGE

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements (unaudited)

1

Balance Sheets

3

Statements of Operations

4

Statements of Shareholder Equity (Deficit)

5

Statements of Cash Flows

6

Notes to Financial Statements (unaudited)

7

Item 2.

Management’s Discussion and Analysis

13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

15

Item 4T.

Controls and Procedures

15

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

16

Item 1A.

Risk Factors

16

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

16

Item 3.

Defaults upon Senior Securities

16

Item 4.

Mine Safety Disclosure

16

Item 5.

 Other Information

16

Item 6.

Exhibits

17

Signatures

17

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Balance Sheets

3

Statements of Operations

4

Statements of Shareholder Equity (Deficit)

5

Statements of Cash Flows

6

Notes to Financial Statements (unaudited)

7

Stealth Resources Inc.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

February 29, 2012

Stealth Resources Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	February 29, 2012	May 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$ 504	$ -

Total current assets	504	-

Total assets	$ 504	$ -

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$ -	$ 13
Accounts payable and accrued liabilities (Note 5)	4,149	5,241
Due to related party (Note 7)	121,456	86,515

Total current liabilities	125,605	91,769

Total liabilities	125,605	91,769

Stockholders’ deficit
Common stock $0.001 par value; authorized 75,000,000
shares; issued and outstanding: 6,625,000 and 6,625,000, respectively.	6,625	6,625
Additional paid-in capital	21,375	21,375
Deficit accumulated during the exploration stage	(153,101)	(119,769)

Total stockholders’ deficit	(125,101)	(91,769)

Total liabilities and stockholders’ deficit	$ 504	$ -

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended February 29, 2012	Three months ended February 28, 2011	Nine months ended February 29, 2012	Nine months ended February 28, 2011	From Inception (January 10, 2007) through February 29, 2012

Revenue	$ --	$ --	$ --	$ --	$ --

Expenses

Impairment loss on mineral claim	-	-	-	-	13,512
Legal and accounting	2,000	2,000	11,500	11,400	64,609
General and administrative	2,175	920	21,832	7,198	74,980
Total expenses	4,175	2,920	33,332	18,598	153,101

Operating loss	4,175	2,920	33,332	18,598	153,101

Net loss	$ (4,175)	$ (2,920)	$ (33,332)	$ (18,598)	$ (153,101)

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of common shares outstanding
	6,625,000	6,625,000	6,625,000	6,625,000

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

From Inception (January 10, 2007) through February 29, 2012

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Common Stock	Additional paid in capital	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at January 10, 2007	--	$ --	$ --	$ --	$ --

Common stock for cash ($.001 per share)	4,500,000	4,500	--	--	4,500

Common stock for cash ($.004 per share)	1,250,000	1,250	3,750	--	5,000

Common stock for cash ($.02 per share)	875,000	875	16,625	--	17,500

Contributed capital	--	--	1,000	--	1,000

Net loss	--	--	--	(3,542)	(3,542)

Balance at May 31, 2007	6,625,000	6,625	21,375	(3,542)	24,458

Net loss	--	--	--	(13,324)	(13,324)

Balance at May 31, 2008	6,625,000	6,625	21,375	(16,866)	11,134

Net loss	--	--	--	(40,446)	(40,446)

Balance at May 31, 2009	6,625,000	6,625	21,375	(57,312)	(29,312)

Net loss	--	--	--	(26,974)	(26,974)

Balance at May 31, 2010	6,625,000	6,625	$ 21,375	$ (84,286)	$ (56,286)

Net loss	--	--	--	(35,483)	(35,483)

Balance at May 31, 2011	6,625,000	$ 6,625	$ 21,375	$ (119,769)	$ (91,769)

Net loss	--	--	--	(33,332)	(33,332)

Balance at February 29, 2012	6,625,000	$ 6,625	$ 21,375	$ (153,101)	$ (125,101)

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Nine months ended February 29, 2012	Nine months ended February 28, 2011	From Inception (January 10, 2007) through February 29, 2012

Cash flows from operating activities:
Net loss Adjustment to reconcile net loss to net cash used in operating activities: Impairment loss on mineral claim	$ (33,332) -	$ (18,598) -	$ (153,101) 13,512

Changes in operating assets and liabilities:
(Decrease) increase in accrued liabilities	(1,092)	956	4,149

Net cash used in operating activities	(34,424)	(17,642)	(135,440)

Cash flows from investing activities:
Purchase of mineral claims	-	-	(13,512)

Net cash used in investing activities	-	-	(13,512)

Cash flows from financing activities:
Bank overdraft	(13)		-
Proceeds from sale of common stock	--	--	27,000
Contributed capital by related party	--	--	1,000
Advances from related party	34,941	17,400	121,456

Net cash used in financing activities	34,928	17,400	149,456

Increase (decrease) in cash and cash equivalents	504	(242)	504

Cash and cash equivalents, beginning of period	-	280	--

Cash and cash equivalents, end of period	$ 504	$ 38	$ 504

The accompanying notes are an integral part of the financial statements

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 29, 2012

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

The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($153,101) as of February 29, 2012 and ($119,769) as of May 31, 2011 and has working capital deficit of $125,101 and $91,769 as at February 29, 2012 and May 31, 2011 respectively.

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

At February 29, 2012, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 29, 2012

Note 2:

Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is May 31. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended February 28, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended May 31, 2011.

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

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 29, 2012

Note 2:

Significant Accounting Policies – (continued)

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

9

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 29, 2012

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

10

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 29, 2012

Note 2:

Significant Accounting Policies – (continued)

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Note 3:

Recent accounting pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2012-03 and believes that none of them will have a material effect on the company’s financial statements.

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

11

Stealth Resources Inc.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 29, 2012

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

At February 29, 2012, there were no outstanding stock options or warrants.

Note 7:

Related Party Transactions

As of February 29, 2012 and May 31, 2011, total advances from a director of the Company were $34,941 and $nil, respectively and advances from a former director of the Company were $nil and $86,515, respectively. The amounts are unsecured, non interest bearing and are due on demand.

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

The following discussion and analysis should be read in conjunction with the information set forth in our interim unaudited financial statements for the nine months ended February 29, 2012.

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

Plan of Operation

As at February 29, 2012, we had a cash balance of $504.  Our plan of operation for the twelve months is to locate a new asset to acquire or to acquire assets from another company and start a new business.

We anticipate spending approximately $22,000 per fiscal quarter on administrative expenses, including fees payable in connection with the filing of our annual and quarterly reports and complying with reporting obligations.

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

Results of Operations

Nine months Ended February 29, 2012 Compared to the Nine months Ended February 28, 2011

We have had no operating revenues since our inception on January 10, 2007 through February 29, 2012, and have incurred operating expenses in the amount of $153,101 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director advances.

During the nine months ended February 29, 2012, we incurred a net loss of $(33,332), compared to a net loss of $(18,598) for the nine months ended February 28, 2011, which resulted in an accumulated deficit of $(153,101) as of February 29, 2012.

Revenues

We did not generate any revenues during the nine months ended February 29, 2012 or the nine months ended February 28, 2011.

Expenses

During the nine months ended February 29, 2012 and February 28, 2011, legal and accounting fees were $11,500 and $11,400 and general and administrative expenses were $21,832 and $7,198, respectively.

Net Loss

We incurred net losses from operations of $(33,332) and $(18,598) for the nine months ended February 29, 2012 and February 28, 2011, respectively.

Liquidity and Capital Resources

We had cash of $504 as of February 29, 2012, compared to a cash position of $Nil at May 31, 2011.  Since inception through to and including February 29, 2012, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000 and advances from a related party of $121,456.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of February 29, 2012.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our first fiscal quarter ended February 29, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4.

MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.

OTHER INFORMATION

(a)

No matters arose during the quarter ended February 29, 2012 which required us to report any information through the filing of a current report on Form 8-K.

(b)

During the quarter ended February 29, 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Dated:   April 3, 2012

17