Form 10-K
period 2012-05-31
Stealth Resources Inc
filed 2012-08-02
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended May 31, 2012

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission File # 333-151702

US TUNGSTEN CORP.

(formerly known as Stealth Resources Inc.)

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

i

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $4,185,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 198,750,000 shares of common stock issued and outstanding as of August 1, 2012.

Documents incorporated by reference: None.

ii

Table of Contents

Item

Page

Item 1.

Business

1

Item 1A.

Risk Factors

2

Item 1B.

Unresolved Staff Comments

2

Item 2.

Properties

2

Item 3.

Legal Proceedings

2

Item 4.

Mine Safety Disclosure

2

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Securities

2

Item 6.

Selected Financial Data

3

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operation

3

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

5

Item 8.

Financial Statements and Supplementary Data

5

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

6

Item 9A(t).

Controls and Procedures

6

Item 9B.

Other Information

7

Item 10.

Directors, Executive Officers and Corporate Governance

7

Item 11.

Executive Compensation

8

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

9

Item 13.

Certain Relationships and Related Transactions and Director Independence

9

Item 14.

Principal Accountant Fees and Services

10

Item 15.

Exhibits and Financial Statement Schedules

10

SIGNATURES

12

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

Business Development

We were previously an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discovered.  During the fiscal year ended May 31, 2010, we owned a 100% interest in one mineral claim known as the Monkey claim, which was located approximately 40 kilometers west of Campbell River, British Columbia, Canada.  We purchased this claim from 1330275 Ontario Ltd.

We had anticipated carrying out an exploration program on the property consisting of soil geochemical sampling and geologic mapping at an estimated cost of $34,020.   However, we were unable to obtain necessary financing to carry out such program.  Although we retained the mineral rights to the Monkey claim until May 2012, due to a lack of funding and an evaluation of the project we recorded an impairment provision of $13,512 representing the full amount expended to May 31, 2011.

Our sole director has initiated activities that, in his opinion, could increase stockholder value more than the development of the mineral assets. Our sole director is considering either (i) acquiring a new business or (ii) acquiring assets from another company and starting a new business.  These activities to enhance stockholder value by operating a new business increased when the mineral rights expired and we lost all of our assets and our operations.  We have not, to date, identified a new business or asset to acquire.

On July 19, 2012, the Board of Directors and majority shareholder approved a forward split of our shares on a 1:30 basis, increasing our authorized share capital from 75,000,000 shares of common stock at a par value of $0.001 to 2,250,000,000 shares of common stock at a par value of $0.001.  A change of name to US Tungsten Corp. was also approved, the purpose of which was to better reflect the direction of our company.  The name change and forward split were filed with the Nevada Secretary of State and will have an effective date of August 9, 2012.

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

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol SERS. The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “SERS”)
Period	High (US $)	Low (US $)
Three months ended August 31, 2010	(1)	(1)
Three months ended November 30, 2010	(1)	(1)
Three months ended February 29, 2011	0.09	0.09
Three months ended May 31, 2011	0.75	0.52
Three months ended August 31, 2011	0.93	0.71
Three months ended November 30, 2011	(1)	(1)
Three months ended February 29, 2012	(1)	(1)
Three months ended May 31, 2012	(1)	(1)

(1)

No trades.

Holders

As of July 26, 2012, there were 31 holders of our common stock.

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

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended May 31, 2012.

Plan of Operation

As at May 31, 2012, we had a cash balance of $459, compared to $Nil as at May 31, 2011.  Our plan of operation for the twelve months is to locate a new asset to acquire or to acquire assets from another company and start a new business.

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

Results of Operations

We had no operating revenues during the fiscal year ended May 31, 2012 or for the year ended May 31, 2011.  Since our inception on January 10, 2007 through May 31, 2012, we earned no revenues and have incurred operating expenses in the amount of $158,016 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director loans.

For the fiscal year ended May 31, 2012, general and administrative expenses were $24,747, compared to $8,321 for the year ended May 31, 2011 and legal and accounting expenses were $13,500, compared to $13,650 for the year ended May 31, 2011.  For the period from inception on January 10, 2007 through May 31, 2012, general and administrative expenses were $77,895 and legal and accounting expenses were $66,609.  For the fiscal year ended May 31, 2012, we incurred an impairment loss of $Nil on our mineral property, compared to $13,512 for the year ended May 31, 2011.

During our fiscal year ended May 31, 2011, we incurred a net loss of $(38,247), which resulted in an accumulated deficit of $(158,016).

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $459 as of May 31, 2011, compared to a cash position of $Nil at May 31, 2011.  Since inception through to and including May 31, 2012, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000 and advances from a related party of $124,598.

We expect to run at a loss for the foreseeable future. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

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

Item 8.

Financial Statements and Supplementary Data.

US Tungsten Corp.

(formerly Stealth Resources Inc.)

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

May 31, 2012

Office Locations
Las Vegas, NV
New York, NY
Pune, India
Beijing, China

De Joya Griffith
Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
US Tungsten Corp.

We have audited the accompanying balance sheets of US Tungsten Corp. (An Exploration Stage Company) as of May 31, 2012 and 2011, and the related statements of operations, stockholders' equity, and cash flows for the year ended May 31, 2012, from inception (January 10, 2007) to May 31, 2012. US Tungsten Corp's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Tungsten Corp. (An Exploration Stage Company) as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended May 31, 2012 and 2011, from inception (January 10, 2007) to May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith, LLC

/s/ De Joya Griffith, LLC
Henderson, Nevada
July 26, 2012

De Joya Griffith, LLC • 2580 Anthem Village Dr. • Henderson, NV • 89052
Telephone (702) 563-1600 • Facsimile (702) 920-8049
www.dejoyagriffith.com

Member of:
Russell Bedford
MEMBER OF THE FORUM OF FIRMS

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Audited)

	May 31, 2012	May 31, 2011
ASSETS

Current assets
Cash and cash equivalents	$ 459	$ -

Total current assets	459	-

Total assets	$ 459	$ -

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$ -	$ 13
Accounts payable and accrued liabilities (Note 5)	5,877	5,241
Due to related party (Note 8)	124,598	86,515

Total current liabilities	130,475	91,769

Total liabilities	130,475	91,769

Stockholders’ deficit
Common stock $0.001 par value; authorized 2,250,000,000
shares; issued and outstanding: 198,750,000 and 198,750,000, respectively.	198,750	198,750
Additional paid-in capital	-	-
Deficit accumulated during the exploration stage	(328,766)	(290,519)

Total stockholders’ deficit	(130,016)	(91,769)

Total liabilities and stockholders’ deficit	$ 459	$ -

The accompanying notes are an integral part of the financial statements

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Audited)

	Year ended May 31, 2012	Year ended May 31, 2011	From Inception (January 10, 2007) through May 31, 2012

Revenue	$ --	$ --	$ --

Expenses
Impairment loss on mineral claim	-	13,512	13,512
Legal and accounting	13,500	13,650	66,609
General and administrative	24,747	8,321	77,895
Total expenses	38,247	35,483	158,016

Operating loss	(38,247)	(35,483)	(158,016)

Net loss	$ (38,247)	$ (35,483)	$ (158,016)

Basic loss per common share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding - basic	198,750,000	198,750,000

The accompanying notes are an integral part of the financial statements

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity/ (Deficit)

From Inception (January 10, 2007) through May 31, 2012

(Expressed in U.S. Dollars)

(Audited)

	Number of shares issued	Common Stock	Additional paid in capital	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at January 10, 2007	--	$ --	$ --	$ --	$ --

Common stock for cash ($.001 per share)	135,000,000	135,000	--	(130,500)	4,500

Common stock for cash ($.004 per share)	37,500,000	37,500	-	(32,500)	5,000

Common stock for cash ($.02 per share)	26,250,000	26,250	-	(8,750)	17,500

Contributed capital	--	--	-	1,000	1,000

Net loss	--	--	--	(3,542)	(3,542)

Balance at May 31, 2007	198,750,000	198,750	-	(174,292)	24,458

Net loss	--	--	--	(13,324)	(13,324)

Balance at May 31, 2008	198,750,000	198,750	-	(187,616)	11,134

Net loss	--	--	--	(40,446)	(40,446)

Balance at May 31, 2009	198,750,000	198,750	-	(228062)	(29,312)

Net loss	--	--	--	(26,974)	(26,974)

Balance at May 31, 2010	198,750,000	198,750	-	$ (255,036)	$ (56,286)

Net loss	--	--	--	(35,483)	(35,483)

Balance at May 31, 2011	198,750,000	198,750	-	$ (290,519)	$ (91,769)

Net loss	--	--	--	(38,247)	(38,247)

Balance at May 31, 2012	198,750,000	$ 198,750	$ -	$ (328,766)	$ (130,016)

On July 19, 2012, the directors and majority shareholder approved a resolution to forward split the shares on a 1:30 basis, to be effective August 9, 2012.  The number of shares has been retroactively restated to reflect the forward split.

The accompanying notes are an integral part of the financial statements

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

(Audited)

	Year ended May 31, 2012	Year ended May 31, 2011	From Inception (January 10, 2007) through May 31, 2012

Cash flows from operating activities:
Net loss	$ (38,247)	$ (35,483)	$ (158,016)

Changes in operating assets and liabilities:
Increase in accrued liabilities	636	1,975	5,877
Mineral property expenditures written down	-	13,512	13,512

Net cash used in operating activities	(37,611)	(19,996)	(138,627)

Cash flows from investing activities:
Purchase of mineral claims	-	(1,247)	(13,512)

Net cash used in investing activities	-	(1,247)	(13,512)

Cash flows from financing activities:
Bank overdraft	(13)	13	-
Proceeds from sale of common stock	-	-	27,000
Contributed capital by related party	-	-	1,000
Due to related party	38,083	20,950	124,598

Net cash used in financing activities	38,070	20,963	152,598

(Decrease) increase in cash and cash equivalents	459	(280)	459

Cash and cash equivalents, beginning of year	-	280	-

Cash and cash equivalents, end of year	$ 459	$ -	$ 459

The accompanying notes are an integral part of the financial statements

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31 2012

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

The Company is devoting all of its present efforts to securing and establishing new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($158,016) as of May 31, 2012 and ($119,769) as of May 31, 2011 and has working capital deficit of $130,016 and $91,769 as at May 31, 2012 and May 31, 2011 respectively.

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

At May 31, 2012, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

On July 19, 2012, the Company approved a name change to US Tungsten Corp. to better reflect its business direction.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2012

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

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2012

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

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2012

Note 2:

Significant Accounting Policies – (continued)

Stock-based compensation (cont’d)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

US Tungsten Corp.

(fka Stealth Resources Inc.)

 (An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2012

Note 2:

Significant Accounting Policies – (continued)

Basic and diluted net loss per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

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

Note 3:

Recent accounting pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2012-06 and believes that none of them will have a material effect on the company’s financial statements.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2012

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

Note 6:

Common Stock

On July 19, 2012, the directors and majority shareholder passed a resolution to forward split the Company’s shares on a 1:30 basis, to be effective August 9, 2012.  The number of shares has been retroactively restated to reflect the forward split.

a.

Authorized - The total authorized capital is 2,250,000,000 common shares with a par value of $0.001.

b.

Issued and outstanding - The total issued and outstanding capital stock is 198,750,000.

On February 8, 2007, 135,000,000 common shares of the Company were subscribed for cash proceeds of $4,500.

On February 21, 2007, 37,500,000 common shares of the Company were subscribed for cash proceeds of $5,000.

On March 19, 2007, 26,250,000 common shares of the Company were subscribed for cash proceeds of $17,500.

As of March 19, 2007, the Company received a total of $27,000 for 198,750,000 shares of common stock.

At May 31, 2012, there were no outstanding stock options or warrants.

US Tungsten Corp.

(fka Stealth Resources Inc.)

 (An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2012

Note 7:

Income Taxes

The Company has losses carried forward for income tax purposes for May 31, 2012 and 2011. There are no current or deferred tax expenses for the period ended May 31, 2012 or 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	2012	2011

Deferred tax asset attributable to:
Current operations	$ (55,306)	$ (41,919)
Less: Change in valuation allowance	55,306	41,919

Net refundable amount	$ ---	$ ---

The composition of the Company’s deferred tax assets as at May 31, 2012 and 2011 is as follows:

	2012	2011

Net operating loss carry forward	$ (158,016)	$ (119,769)
Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%
Deferred tax asset	(55,306)	(41,919)
Less: Valuation allowance	55,306	41,919

Net deferred tax asset	$ ---	$ ---

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2011

Note 8:

Related Party Transactions

As of May 31, 2012 and May 31, 2011, total advances from a director of the Company were $38,083 and $nil, respectively and advances from a former director of the Company were $nil and $86,515, respectively. The amounts are unsecured, non interest bearing and are due on demand.

Note 9:

Subsequent Event

On July 19, 2012, the Company approved a forward split of its shares on a 1:30 basis, increasing its authorized capital from 75,000,000 at a par value of $0.001 to 2,250,000,000 at a par value of $0.001.  The Company also approved a name change to US Tungsten Corp. to better reflect the direction of the Company.  The name change and forward split were filed with the Nevada Secretary of State with an effective date of August 9, 2012.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of May 31, 2012.

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

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended May 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and his age and titles as of the date of this report are as follows:

Name	Age	Position
Matthew Markin	46	President, Secretary, Treasurer and Chief Executive Officer

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

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Markin.

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

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended May 31, 2010 and the fiscal year ended May 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Matthew Markin, President, CEO, Secretary, Treasurer & Director	2012 2011 2010	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Matthew Markin during the period from our inception on January 10, 2007 through the fiscal period ending May 31, 2012.

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

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned (1)
Common Stock	Matthew Markin	Director, 5% Shareholder, President, Secretary and Treasurer	135,000,000	67.92%
Common Stock	All directors and executive officers as a group (one individual)		135,000,000	67.92%

(1)

The percent ownership of class is based on 198,750,000 shares of common stock issued and outstanding as of the date of this report (after completion of forward split of shares on a 1:30 basis, to be effective August 9, 2012.

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

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by De Joya Griffith & Company LLC, Certified Public Accountants & Consultants, our current auditors, for the fiscal year ended May 31, 2012 and the May 31, 2011:

	Fiscal year ended May 31, 2012	Fiscal year ended May 31, 2011
Audit Fees	$ 13,500	$ 13,650
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-11, and are included as part of this report:

Financial Statements for the fiscal year ended May 31, 2012 and 2011:

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

US TUNGSTEN CORP.

/s/ Matthew Markin
Matthew Markin
President, Chief Executive Officer and Director

August 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew Markin
Matthew Markin
President, Chief Executive Officer, Secretary, Treasurer, and Director

August 1, 2012

12