Form 10-Q
period 2012-08-31
US TUNGSTEN CORP.
filed 2012-10-05
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File # 333-151702

US TUNGSTEN CORP.

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

☒  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐ (Do not check if a smaller reporting company)

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 198,750,000 shares of common stock issued and outstanding as of September 18, 2012.

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

PAGE

Item 1.  Financial Statements (unaudited)

1

Balance Sheets

2

Statements of Operations

3

Statements of Shareholder Equity (Deficit

4

Statements of Cash Flows

5

Notes to Financial Statements (unaudited

6

Item 2.  Management’s Discussion and Analysis

14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

17

Item 4T.  Controls and Procedures

17

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

17

Item 1A. Risk Factors

18

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

18

Item 3.   Defaults upon Senior Securities

18

Item 5.   Other Information

18

Item 6.   Exhibits

19

Signatures

19

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

US Tungsten Corp.

(formerly Stealth Resources Inc.)

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

August 31, 2012

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(unaudited)

	August 31, 2012	May 31, 2012
ASSETS

Current assets
Cash and cash equivalents	$ -	$ 459
Prepaid expenses	10,000	-
Total current assets	10,000	459

Other assets

Mineral claims (Note 4)	5,000	-
Total other assets	5,000	-

Total assets	$ 15,000	$ 459

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$ 1,401	$ -
Accounts payable and accrued liabilities (Note 5)	4,480	5,877
Due to related party (Note 7)	157,684	124,598

Total current liabilities	163,565	130,475

Total liabilities	163,565	130,475

Stockholders’ deficit
Common stock $0.001 par value; authorized 2,250,000,000
shares; issued and outstanding: 198,750,000 and 198,750,000, respectively.	198,750	198,750
Additional paid-in capital	-	-
Deficit accumulated during the exploration stage	(347,315)	(328,766)

Total stockholders’ deficit	(148,565)	(130,016)

Total liabilities and stockholders’ deficit	$ 15,000	$ 459

The accompanying notes are an integral part of the financial statements

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three months ended August 31, 2012	Three months ended August 31, 2011	From Inception (January 10, 2007) through August 31, 2012

Revenue	$ --	$ --	$ --

Expenses
Impairment loss on mineral claim	-	-	13,512
Legal and accounting	11,537	6,000	78,146
General and administrative	7,012	2,489	84,907
Total expenses	18,549	8,489	176,565

Operating loss	(18,549)	(8,489)	(176,565)

Net loss	$ (18,549)	$ (8,489)	$ (176,565)

Basic loss per common share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding - basic	198,750,000	198,750,000

The accompanying notes are an integral part of the financial statements

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity/ (Deficit)

From Inception (January 10, 2007) through August 31, 2012

(Expressed in U.S. Dollars)

(unaudited)

	Number of shares issued	Common Stock	Additional paid in capital	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at January 10, 2007	--	$ --	$ --	$ --	$ --

Common stock for cash ($.001 per share)	135,000,000	135,000	--	(130,500)	4,500

Common stock for cash ($.004 per share)	37,500,000	37,500	-	(32,500)	5,000

Common stock for cash ($.02 per share)	26,250,000	26,250	-	(8,750)	17,500

Contributed capital	--	--	-	1,000	1,000

Net loss	--	--	--	(3,542)	(3,542)

Balance at May 31, 2007	198,750,000	198,750	-	(174,292)	24,458

Net loss	--	--	--	(13,324)	(13,324)

Balance at May 31, 2008	198,750,000	198,750	-	(187,616)	11,134

Net loss	--	--	--	(40,446)	(40,446)

Balance at May 31, 2009	198,750,000	198,750	-	(228,062)	(29,312)

Net loss	--	--	--	(26,974)	(26,974)

Balance at May 31, 2010	198,750,000	198,750	-	$ (255,036)	$ (56,286)

Net loss	--	--	--	(35,483)	(35,483)

Balance at May 31, 2011	198,750,000	198,750	-	$ (290,519)	$ (91,769)

Net loss	--	--	--	(38,247)	(38,247)

Balance at May 31, 2012	198,750,000	$ 198,750	-	$ (328,766)	$ (130,016)

Net loss	--	--	--	(18,549)	(18,549)

Balance at August 31, 2012	198,750,000	$ 198,750	$ -	$ (347,315)	$ (148,565)

On July 19, 2012, the directors and majority shareholder approved a resolution to forward split the shares on a 1:30 basis, to be effective August 9, 2012.  The number of shares has been retroactively restated to reflect the forward split.

The accompanying notes are an integral part of the financial statements

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Three months ended August 31, 2012	Three months ended August 31, 2011	From Inception (January 10, 2007) through August 31, 2012

Cash flows from operating activities:
Net loss	$ (18,549)	$ (8,489)	$ (176,565)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Increase in prepaid expense	(10,000)	-	(10,000)
Increase in accrued liabilities	(1,397)	(1,020)	4,480
Mineral property expenditures written down	-	-	13,512

Net cash used in operating activities	(29,946)	(9,509)	(168,573)

Cash flows from investing activities:

Purchase of mineral claims	(5,000)	-	(18,512)

Net cash used in investing activities	(5,000)	-	(18,512)

Cash flows from financing activities:
Bank overdraft	1,401	(13)	1,401
Proceeds from sale of common stock	-	-	27,000
Contributed capital by related party	-	-	1,000
Due to related party	33,086	9,616	157,684

Net cash used in financing activities	34,487	9,603	187,085

(Decrease) increase in cash and cash equivalents	(459)	94	-

Cash and cash equivalents, beginning of period	459		-

Cash and cash equivalents, end of period	$ -	$ 94	$ -

The accompanying notes are an integral part of the financial statements

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to audited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2012

Note 1:

Business and History

The Company was incorporated in the State of Nevada on January 10, 2007.  The Company is an Exploration Stage Company as defined by Guide 7 of the Securities Exchange Commission’s Industry Guide and FASB ASC 915 “Development Stage Entities”.  The Company has begun investigating prospective tungsten opportunities.   On July 19, 2012, the Company approved a name change to US Tungsten Corp. to better reflect its business direction.

The Company is devoting all of its present efforts to securing and establishing new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($176,565) as of August 31, 2012 and ($158,016) as of May 31, 2012 and has working capital deficit of $153,565 and $130,016 as at August 31, 2012 and May 31, 2012 respectively.

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

At August 31, 2012, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

August 31, 2012

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

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to audited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2012

Note 2:

Significant Accounting Policies – (continued)

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

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to audited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2012

Note 2:

Significant Accounting Policies – (continued)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2012 and May 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

August 31, 2012

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

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized using the straight-line basis over a five year estimated economic life of the product.

Note 3:

Recent accounting pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2012-08 and believes that none of them will have a material effect on the company’s financial statements.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to audited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2012

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

Pursuant to a mineral property assignment agreement dated August 21, 2012, the Company acquired an option to acquire a 100% interest in 3 mineral claims in Calvert, Montana, subject to a 2% Net Value Royalty.  Consideration for the property was as follows:

Cash payments totalling $1,000,000 payable as follows:

-

$5,000 upon the execution of an assignment agreement, (paid);

-

$5,000 on or before October 1, 2012;

-

$20,000 on or before August 21, 2013;

-

$25,000 on or before August 21, 2014;

-

$30,000 on or before August 21, 2015;

-

$35,000 on or before August 21, 2016;

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to audited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2012

Note 4:

Mineral Claim (continued)

-

$40,000 on or before August 21, 2017;

-

$45,000 on or before August 21, 2018;

-

$50,000 on or before August 21, 2019

-

$50,000 every year until $1,000,000 is paid.

The Company has the right to purchase up to 1.8% of the Net Value Royalty for $1,500,000.

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

At August 31, 2012, there were no outstanding stock options or warrants.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to audited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2012

Note 7:

Related Party Transactions

As of August 31, 2012 and May 31, 2012, total advances from a director of the Company were $71,169 and $38,083.27, respectively and advances from a former director of the Company were $nil and $86,515, respectively.  The amounts are unsecured, non interest bearing and are due on demand.

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

The following discussion and analysis should be read in conjunction with the information set forth in our interim unaudited financial statements for the three months ended August 31, 2012.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discovered.  We previously owned a 100% interest in one mineral claim known as the Monkey claim, which was located approximately 40 kilometers west of Campbell River, British Columbia, Canada.  We had anticipated carrying out an exploration program on the property consisting of soil geochemical sampling and geologic mapping at an estimated cost of $34,020.   However, we were unable to obtain necessary financing to carry out such program and, due to a lack of funding and an evaluation of the project, we recorded an impairment provision of $13,512, representing the full amount expended to May 31, 2011.

We entered into an Assignment Agreement dated August 21, 2012 with Mr. John M. Pulos whereby we acquired from Mr. Pulos an option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Calvert Property, located in Calvert, Montana (the “Property”). The Assignment Agreement assigns to us an option to acquire the Property held by Mr. Pulos pursuant to a Letter of Intent (“LOI”) dated June 18, 2012 with Messrs Paul and Ted Antonioli (the “Optionors”).  We paid $5,000 to Mr. Pulos in consideration of the assignment.

In order to exercise the option to acquire the Property, we must make aggregate payments of $1,000,000 to the Optionors as follows:

•

$5,000 on execution of the LOI (paid by Mr. Pulos)

•

$5,000 by October 1, 2012

•

$15,000 by June 18, 2013

•

$20,000 by June 18, 2014

•

$25,000 by June 18, 2015

•

$30,000 by June 18, 2016

•

$35,000 by June 18, 2017

•

$40,000 by June 18, 2018

•

$45,000 by June 18, 2019

•

$50,000 by June 18, 2020

•

Not less than $50,000 per year thereafter until $1,000,000 is paid.

The Property will be subject to 2% net smelter returns royalty payable to the Optionors provided that we may repurchase 1.8% of the royalty by paying to the Optionors $1,500,000 within nine months after the start of commercial production on the Property.  The Property consists of three unpatented mineral claims spanning 60 acres.

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

Plan of Operation

As at August 31, 2012, we had a cash balance of $Nil.  Our plan of operation for the twelve months is to explore and develop our newly acquired Property located in Calvert, Montana.

Over the next twelve months, we anticipate spending approximately $15,000 on administrative expenses, including fees payable in connection with the filing of our annual and quarterly reports and complying with reporting obligations, together with an additional $20,000 in property option payments.

We do not have sufficient funds to cover the anticipated administrative expenses or to cover the property option payments so we will require additional funding.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

If we are not successful in raising additional financing, we anticipate that we will not be able to carry out due diligence and acquire the Property.

Our current cash on hand will not be sufficient to acquire the Property so additional funds will be required in order to complete the acquisition and develop the Property.  As a reporting company we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We have not attained profitable operations and are dependent upon obtaining financing to purchase and develop the Property.  For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations

Three Months Ended August 31, 2012 Compared to the Three Months Ended August 31, 2011

We have had no operating revenues since our inception on January 10, 2007 through August 31, 2012, and have incurred operating expenses in the amount of $176,565 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director loans.

During the three months ended August 31, 2012, we incurred a net loss of $(18,549), which resulted in an accumulated deficit of $(176,565).

Revenues

We did not generate any revenues during the three months ended August 31, 2012 or the three months ended August 31, 2011.

Expenses

During the three months ended August 31, 2012 and August 31, 2011, legal and accounting fees were $11,537 and $6,000 and general and administrative expenses were $7,012 and $2,489, respectively.

Net Loss

We incurred net losses from operations of $18,549 and $8,489 for the three months ended August 31, 2012 and August 31, 2011, respectively.

Liquidity and Capital Resources

We had cash and cash equivalent of $Nil as of August 31, 2012, compared to a cash and cash equivalent position of $459 at May 31, 2011.  Since inception through to and including August 31, 2012, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000 and advances from a related party of $157,684.

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

ITEM 4T.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of August 31, 2012.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our first fiscal quarter ended August 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

(a)

(i)

On July 23, 2012 we filed a Form 8-K stating that we filed a Certificate of Amendment with the Nevada Secretary of State to change our name to "US Tungsten Corp.", effective on August 9, 2012.  We also we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized and issued and outstanding shares of common stock on a 30 new for one old basis, effective August 9th, 2012.  Consequently, our authorized capital increased from 75,000,000 shares of common stock to 2,250,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 6,625,000 shares of common stock to 198,750,000 shares of common stock, all with a par value of $0.001.

(ii)

On September 6, 2012, we filed a Form 8-K advising that we entered into an Assignment Agreement dated August 21, 2012 with Mr. John M. Pulos whereby we acquired an option to acquire an undivided 100% right, title and interest to certain mineral claims located in Calvert, Montana.  In order the exercise the option to acquire the property, we must make payments totaling $1 Million.

(b)

During the quarter ended August 31, 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Dated:   October 5, 2012

19