Form 10-Q
period 2012-11-30
US TUNGSTEN CORP.
filed 2013-01-16
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 198,750,000 shares of common stock issued and outstanding as of January 15, 2013.

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

PAGE

Item 1.  Financial Statements (unaudited)

1

Balance Sheets

2

Statements of Operations

3

Statements of Shareholder Deficit

4

Statements of Cash Flows

5

Notes to Financial Statements (unaudited)

6

Item 2.  Management’s Discussion and Analysis

13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

16

Item 4T.  Controls and Procedures

16

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

16

Item 1A. Risk Factors

17

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

17

Item 3.   Defaults upon Senior Securities

17

Item 4. Mine Safety disclosure

17

Item 5.   Other Information

17

Item 6.   Exhibits

18

Signatures

18

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

US Tungsten Corp.

(formerly Stealth Resources Inc.)

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

November 30, 2012

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(unaudited)

	November 30, 2012	May 31, 2012
ASSETS

Current assets
Cash and cash equivalents	$ 1,147	$ 459
Total current assets	1,147	459

Other assets

Mineral claims (Note 4)	50,000	-
Website development cost	7,350	-
Total other assets	57,350	-

Total assets	$ 58,497	$ 459

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 5)	$ 7,302	$ 5,877
Due to related party (Note 7)	205,434	124,598

Total current liabilities	212,736	130,475

Total liabilities	212,736	130,475

Stockholders’ deficit
Common stock $0.001 par value; authorized 2,250,000,000
shares; issued and outstanding: 198,750,000 and 198,750,000, respectively.	198,750	198,750
Additional paid-in capital	-	-
Deficit accumulated during the exploration stage	(352,989)	(328,766)

Total stockholders’ deficit	(154,239)	(130,016)

Total liabilities and stockholders’ deficit	$ 58,497	$ 459

The accompanying notes are an integral part of the financial statements

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three months ended November 30, 2012	Three months ended November 30, 2011	Six months ended November 30, 2012	Six months ended November 30, 2011	From Inception (January 10, 2007) through November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$ --	$ --	$ --	$ --	$ --

Expenses

Impairment loss on mineral claim	-	-	-	-	13,512
Legal and accounting	3,400	3,500	14,937	9,500	81,546
General and administrative	2,274	17,168	9,286	19,657	87,181
Total expenses	5,674	20,668	24,223	29,157	182,239

Operating loss	(5,674)	(20,668)	(24,223)	(29,157)	(182,239)

Net loss	$ (5,674)	$ (20,668)	$ (24,223)	$ (29,157)	$ (182,239)

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding
	198,750,000	198,750,000	198,750,000	198,750,000

The accompanying notes are an integral part of the financial statements

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity/ (Deficit)

From Inception (January 10, 2007) through November 30, 2012

(Expressed in U.S. Dollars)

(unaudited)

	Number of shares issued	Common Stock	Additional paid in capital	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at January 10, 2007	--	$ --	$ --	$ --	$ --

Common stock for cash ($.001 per share)	135,000,000	135,000	--	(130,500)	4,500

Common stock for cash ($.004 per share)	37,500,000	37,500	-	(32,500)	5,000

Common stock for cash ($.02 per share)	26,250,000	26,250	-	(8,750)	17,500

Contributed capital	--	--	-	1,000	1,000

Net loss	--	--	--	(3,542)	(3,542)

Balance at May 31, 2007	198,750,000	198,750	-	(174,292)	24,458

Net loss	--	--	--	(13,324)	(13,324)

Balance at May 31, 2008	198,750,000	198,750	-	(187,616)	11,134

Net loss	--	--	--	(40,446)	(40,446)

Balance at May 31, 2009	198,750,000	198,750	-	(228,062)	(29,312)

Net loss	--	--	--	(26,974)	(26,974)

Balance at May 31, 2010	198,750,000	198,750	-	$ (255,036)	$ (56,286)

Net loss	--	--	--	(35,483)	(35,483)

Balance at May 31, 2011	198,750,000	198,750	-	$ (290,519)	$ (91,769)

Net loss	--	--	--	(38,247)	(38,247)

Balance at May 31, 2012	198,750,000	$ 198,750	-	$ (328,766)	$ (130,016)

Net loss	--	--	--	(24,223)	(24,223)

Balance at November 30, 2012	198,750,000	$ 198,750	$ -	$ (352,989)	$ (154,239)

On July 19, 2012, the directors and majority shareholder approved a resolution to forward split the shares on a 1:30 basis, to be effective August 9, 2012.  The number of shares has been retroactively restated to reflect the forward split.

The accompanying notes are an integral part of the financial statements

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Six months ended November 30, 2012	Six months ended November 30, 2011	From Inception (January 10, 2007) through November 30, 2012

Cash flows from operating activities:
Net loss	$ (24,223)	$ (29,157)	$ (182,239)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Increase in accrued liabilities	1,425	2,290	7,302
Mineral property expenditures written down	-	-	13,512

Net cash used in operating activities	(22,798)	(26,867)	(161,425)

Cash flows from investing activities:

Purchase of mineral claims	(50,000)	-	(63,512)
Website development cost	(7,350)		(7,350)

Net cash used in investing activities	(57,350)	-	(70,862)

Cash flows from financing activities:
Bank overdraft	-	(13)	-
Proceeds from sale of common stock	-	-	27,000
Contributed capital by related party	-	-	1,000
Due to related party	80,836	26,944	205,434

Net cash used in financing activities	80,836	26,931	233,434

(Decrease) increase in cash and cash equivalents	688	64	1,147

Cash and cash equivalents, beginning of period	459		-

Cash and cash equivalents, end of period	$ 1,147	$ 64	$ 1,147

The accompanying notes are an integral part of the financial statements

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2012

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

The Company is devoting all of its present efforts to securing and establishing new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($182,239) as of November 30, 2012 and ($158,016) as of May 31, 2012 and has working capital deficit of $211,589 and $130,016 as at November 30, 2012 and May 31, 2012 respectively.

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

At November 30, 2012, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2012

Note 2:

Significant Accounting Policies – (continued)

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

November 30, 2012

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2012 and May 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

November 30, 2012

Note 2:

Significant Accounting Policies – (continued)

Fair value of financial instruments - (continued)

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

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2012

Note 2:

Significant Accounting Policies – (continued)

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

November 30, 2012

Note 4:

Mineral Claim (continued)

Cash payments totalling $1,000,000 payable as follows:

-

$5,000 upon the execution of an assignment agreement, (paid);

-

$5,000 on or before October 1, 2012, (paid);

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

On October 9, 2012 the “Company” completed the registration and acquisition of 195 newly staked mineral claims located in Calvert, Montana.  The claims were registered on behalf of the Company with the U.S. Department of the Interior, Bureau of Land Management, at a cost of $12,285.  The claims span approximately 3,900 acres and are contiguous with the three claims that constitute the Company’s recently optioned Calvert Property.  The newly acquired claims will form part of the Calvert Property for the purposes of that Option Agreement and will be subject to a 2% net smelter royalty.

Note 5:

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2012

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

At November 30, 2012, there were no outstanding stock options or warrants.

Note 7:

Related Party Transactions

As of November 30, 2012 and May 31, 2012, total advances from a director of the Company were $118,919 and $38,083, respectively and advances from a former director of the Company were $nil and $86,515, respectively.  The amounts are unsecured, non interest bearing and are due on demand.

Note 8:

Subsequent Events

Mr. Barry Wattenberg was appointed as a director and Treasurer of the Company, effective January 8th, 2013.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with the information set forth in our interim unaudited financial statements for the six months ended November 30, 2012.

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

We entered into an Assignment Agreement dated August 21, 2012 with Mr. John M. Pulos whereby we acquired from Mr. Pulos an option to acquire an undivided 100% right, title and interest in and to certain mineral claims known as the Calvert Property, located in Calvert, Montana (the “Calvert Property”). The Assignment Agreement assigns to us an option to acquire the Calvert Property held by Mr. Pulos pursuant to a Letter of Intent (“LOI”) dated June 18, 2012 with Messrs Paul and Ted Antonioli (the “Optionors”).  We paid $5,000 to Mr. Pulos in consideration of the assignment.

In order to exercise the option to acquire the Calvert Property, we must make aggregate payments of $1,000,000 to the Optionors as follows:

•

$5,000 on execution of the LOI (paid by Mr. Pulos)

•

$5,000 by October 1, 2012 (paid)

•

$15,000 by June 18, 2013

•

$20,000 by June 18, 2014

•

$25,000 by June 18, 2015

•

$30,000 by June 18, 2016

•

$35,000 by June 18, 2017

•

$40,000 by June 18, 2018

•

$45,000 by June 18, 2019

•

$50,000 by June 18, 2020

•

Not less than $50,000 per year thereafter until $1,000,000 is paid.

The Calvert Property will be subject to 2% net smelter returns royalty payable to the Optionors provided that we may repurchase 1.8% of the royalty by paying to the Optionors $1,500,000 within nine months after the start of commercial production on the Calvert Property.  The Calvert Property consists of three unpatented mineral claims spanning 60 acres.

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

Plan of Operation

As at November 30, 2012, we had a cash and cash equivalent balance of $1,147.  Our plan of operation for the twelve months is to explore and develop our Calvert Property located in Calvert, Montana.

Over the next twelve months, we anticipate spending approximately $15,000 on administrative expenses, including fees payable in connection with the filing of our annual and quarterly reports and complying with reporting obligations, together with an additional $15,000 in property option payments.

We do not have sufficient funds to cover the anticipated administrative expenses or to cover the property option payments so we will require additional funding.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

If we are not successful in raising additional financing, we anticipate that we will not be able to carry out due diligence and acquire the Calvert Property.

Our current cash on hand will not be sufficient to acquire the Calvert Property so additional funds will be required in order to complete the acquisition and develop the Calvert Property.  As a reporting company we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We have not attained profitable operations and are dependent upon obtaining financing to purchase and develop the Calvert Property.  For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations

Six months Ended November 30, 2012 Compared to the Six months Ended November 30, 2011

We have had no operating revenues since our inception on January 10, 2007 through November 30, 2012, and have incurred operating expenses in the amount of $182,239 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director loans.

During the three months ended November 30, 2012, we incurred a net loss of $(5,674), compared to a net loss of $(20,668) for the three months ended November 30, 2011. For the six months ended November 30, 2012, we incurred a net loss of $(24,223), compared to a net loss of $(29,157) for the six months ended November 30, 2011.

Revenues

We did not generate any revenues during the six months ended November 30, 2012 or the six months ended November 30, 2011.

Expenses

During the three months ended November 30, 2012 and November 30, 2011, legal and accounting fees were $3,400 and $3,500, respectively, and general and administrative expenses were $2,274 and $17,168, respectively.  During the six months ended November 30, 2012 and November 30, 2011, legal and accounting fees were $14,937 and $9,500, respectively, and general and administrative expenses were $9,286 and $19,657, respectively.

Net Loss

We incurred net losses from operations of $24,223 and $29,157 for the six months ended November 30, 2012 and November 30, 2011, respectively.

Liquidity and Capital Resources

We had cash and cash equivalent of $1,147 as of November 30, 2012, compared to a cash and cash equivalent position of $459 at May 31, 2011.  Since inception through to and including November 30, 2012, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000 and advances from a related party of $205,434.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of November 30, 2012.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our first fiscal quarter ended November 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

During the quarter ended November 30, 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Dated:   January 15, 2013

18