Form 10-Q
period 2013-02-28
US TUNGSTEN CORP.
filed 2013-04-18
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File # 333-151702

US TUNGSTEN CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

77-0721432

(IRS Employer Identification Number)

871 Coronado Centre Drive, Suite 200, Henderson, NV  89052

(Address of principal executive offices)

(702) 940-2323

(Registrant’s telephone number)

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

☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 198,750,000 shares of common stock issued and outstanding as of April 17, 2013.

TABLE OF CONTENTS

PAGE

PART I.     FINANCIAL INFORMATION

Item 1.

Financial Statements (unaudited)

1

Balance Sheets

2

Statements of Operations

3

Statements of Shareholders’ Equity (Deficit)

4

Statements of Cash Flows

6

Notes to Financial Statements (unaudited)

7

Item 2.

Management’s Discussion and Analysis

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.

Controls and Procedures

19

PART II.     OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 1A.

Risk Factors

19

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

19

Item 3.

Defaults upon Senior Securities

19

Item 4.

Mine Safety Disclosure

20

Item 5.

Other Information

20

Item 6.

Exhibits

20

Signatures

21

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

US Tungsten Corp.

(formerly Stealth Resources Inc.)

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

February 28, 2013

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(unaudited)

	February 28, 2013	May 31, 2012
ASSETS

Current assets
Cash and cash equivalents	$ 218,069	$ 459
Prepaid expenses	1,095	-
Advance	67,000	-
Total current assets	286,164	459

Other assets

Mineral claims (Note 5)	50,000	-
Website – net of amortization (Note 4)	3,889	-
Total other assets	53,889	-

Total assets	$ 340,053	$ 459

LIABILITIES & STOCKHOLDERS’ EQUITY(DEFICIT)

Current liabilities
Accounts payable and accrued liabilities (Note 6)	$ 15,187	$ 5,877
Due to related party (Note 8)	177,178	124,598
Line of credit, net of beneficial conversion feature discount of
$247,327 and $0, respectively (Note 9)	52,673	-
Total current liabilities	245,038	130,475

Total liabilities	245,038	130,475

Stockholders’ deficit
Common stock $0.001 par value; authorized 2,250,000,000
shares; issued and outstanding: 198,750,000 and 198,750,000, respectively.	198,750	198,750
Additional paid-in capital	260,000	-
Stock payable	541,119	-
Deficit accumulated during the exploration stage	(904,854)	(328,766)

Total stockholders’ equity(deficit)	95,015	(130,016)

Total liabilities and stockholders’ equity(deficit)	$ 340,053	$ 459

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three months ended February 28, 2013	Three months ended February 29, 2012	Nine months ended February 28, 2013	Nine months ended February 29, 2012	From Inception (January 10, 2007) through February 28, 2013

Revenue	$ --	$ --	$ --	$ --	$ --

Expenses

Impairment loss on mineral claim	-	-	-	-	13,512
Legal and accounting	6,831	2,000	21,768	11,500	88,377
General and administrative	37,129	2,175	46,415	21,832	124,310
Management fees	7,500	-	7,500	-	7,500
Stock based compensation	486,799	-	486,799	-	486,799
Depreciation and amortization	111	-	111	-	111
Total expenses	538,370	4,175	562,593	33,332	720,609

Operating loss	(538,370)	(4,175)	(562,593)	(33,332)	(720,609)

Other expenses

Interest expense on line of credit	(13,495)	-	(13,495)	-	(13,495)

Net loss	$ (551,865)	$ (4,175)	$ (576,088)	$ (33,332)	$ (734,104)

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding
	198,750,000	198,750,000	198,750,000	198,750,000

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity/ (Deficit)

From Inception (January 10, 2007) through February 28, 2013

(Expressed in U.S. Dollars)

(unaudited)

	Number of shares issued	Common Stock	Additional paid in capital	Stock Payable	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at January 10, 2007	--	$ --	$ --	$ --	$ --	$ --

Common stock for cash ($.001 per share)	135,000,000	135,000	--	--	(130,500)	4,500

Common stock for cash ($.004 per share)	37,500,000	37,500	-	-	(32,500)	5,000

Common stock for cash ($.02 per share)	26,250,000	26,250	-	-	(8,750)	17,500

Contributed capital	--	--	-	-	1,000	1,000

Net loss	--	--	--	--	(3,542)	(3,542)

Balance at May 31, 2007	198,750,000	198,750	-	-	(174,292)	24,458

Net loss	--	--	--	--	(13,324)	(13,324)

Balance at May 31, 2008	198,750,000	198,750	-	-	(187,616)	11,134

Net loss	--	--	--	--	(40,446)	(40,446)

Balance at May 31, 2009	198,750,000	198,750	-	-	(228,062)	(29,312)

Net loss	--	--	--	--	(26,974)	(26,974)

Balance at May 31, 2010	198,750,000	198,750	-	-	(255,036)	(56,286)

Net loss	--	--	--	--	(35,483)	(35,483)

Balance at May 31, 2011	198,750,000	198,750	-	-	(290,519)	(91,769)

						Cont’d..

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity/ (Deficit)

From Inception (January 10, 2007) through February 28, 2013

(Expressed in U.S. Dollars)

(unaudited)

	Number of shares issued	Common Stock	Additional paid in capital	Stock Payable	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at May 31, 2011	198,750,000	198,750	-	--	(290,519)	(91,769)

Net loss	--	--	--	--	(38,247)	(38,247)

Balance at May 31, 2012	198,750,000	$ 198,750	--	--	(328,766)	(130,016)

100,000 common shares issuable for claims staking	--	--	--	42,000	--	42,000

1,000,000 common shares issuable for management signing bonus	--	--	--	410,000	--	410,000

8,333 common shares issuable for management fee	--	--	--	3,417	--	3,417

100,000 common shares issuable for director’s fee	--	--	--	73,000	--	73,000

Proportionate allocation of shares issuable on a quarterly basis to a director	--	--	--	382	--	382

Proportionate allocation of shares issuable pursuant to a consulting agreement	--	--	--	12,320	--	12,320

Beneficial conversion feature of line of credit	--	--	260,000	--	--	260,000

Net loss	--	--	--	--	(576,088)	(576,088)

Balance at February 28, 2013	198,750,000	$ 198,750	$ 260,000	$ 541,119	$ (904,854)	$ 95,015

On July 19, 2012, the directors and majority shareholder approved a resolution to forward split the shares on a 1:30 basis, to be effective August 9, 2012.  The number of shares has been retroactively restated to reflect the forward split.

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Nine months ended February 28, 2013	Nine months ended February 29, 2012	From Inception (January 10, 2007) through February 28, 2013

Cash flows from operating activities:
Net loss	$ (576,088)	$ (33,332)	$ (734,104)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	111	-	111
Interest expense on convertible note	13,495	-	13,495
Stock compensation for consulting fees	12,320	-	12,320
Stock based compensation	486,799		486,799
Changes in operating assets and liabilities:
Increase(decrease) in accrued liabilities	8,488	(1,092)	14,365
Increase in prepaid expense	(1,095)	-	(1,095)
Mineral property expenditures written down	-	-	13,512

Net cash used in operating activities	(55,970)	(34,424)	(194,597)

Cash flows from investing activities:

Purchase of mineral claims	(50,000)	-	(63,512)
Advance for claim acquisition	(25,000)		(25,000)
Website development cost	(4,000)	-	(4,000)

Net cash used in investing activities	(79,000)	-	(92,512)

Cash flows from financing activities:
Bank overdraft	-	(13)	-
Proceeds from sale of common stock	-	-	27,000
Contributed capital by related party	-	-	1,000
Repayment of loan from related party	(54,000)	-	(54,000)
Proceeds from loan from related party	106,580	34,941	231,178
Proceeds from line of credit	300,000		300,000

Net cash used in financing activities	352,580	34,928	505,178

(Decrease) increase in cash and cash equivalents	217,610	504	218,069

Cash and cash equivalents, beginning of period	459	-	-

Cash and cash equivalents, end of period	$ 218,069	$ 504	$ 218,069

Non – cash investing and financing activities:
Beneficial conversion feature	$ 260,000	$ -	$ 260,000

Stock payable for advance on acquisition of mineral claim	$ 42,000	$ 42,000

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2013

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

The Company is devoting all of its present efforts to securing and establishing new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($734,104) as of February 28, 2013 and ($158,016) as of May 31, 2012 and has working capital surplus (deficit) of $41,126 and ($130,016) as at February 28, 2013 and May 31, 2012 respectively.

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

At February 28, 2013, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

February 28, 2013

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

February 28, 2013

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2013 and May 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

February 28, 2013

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

February 28, 2013

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

Note 3:

Recent accounting pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2013-03 and believes that none of them will have a material effect on the company’s financial statements.

Note 4:

Website

The Company’s website development cost consist of the following:

	February 28	May 31
	2013	2012
Website	$ 4,000	$ -
Less - accumulated depreciation	(111)	-
Net fixed assets	$ 3,889	$ -

Depreciation of $111 and $nil is included in general and administrative expenses in the statement of operations for the periods ended February 28, 2013 and May 31, 2012, respectively.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2013

Note 5:

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

On October 9, 2012 the Company completed the registration and acquisition of 195 newly staked mineral claims located in Calvert, Montana.  The claims were registered on behalf of the Company with the U.S. Department of the Interior, Bureau of Land Management, at a cost of $12,285.  The claims span approximately 3,900 acres and are contiguous with the three claims that constitute the Company’s recently optioned Calvert Property.  The newly acquired claims will form part of the Calvert Property for the purposes of that Option Agreement and will be subject to a 2% net smelter royalty.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2013

Note 5:

Mineral Claim (continued)

On January 31, 2013 the Company entered into an agreement to stake additional claims in Montana.  The Company has advanced $25,000 to stake additional mineral claims located in Calvert, Montana.  An additional $17,500 will be paid upon completion of staking and registration.  The Company also has an obligation to issue 100,000 shares as part of the acquisition which has been valued at $42,000 and accrued as stock payable.

Note 6:

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Note 7:

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

At February 28, 2013, there were no outstanding stock options or warrants.

c.

Stock payable – The Company has accrued for various obligations to issue shares.

On January 31, 2013, the Company has an obligation to issue 100,000 shares in accordance with an agreement to stake additional claims in Montana.  This obligation to issue shares has been accrued at $42,000 and has been recorded as an exploration advance.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2013

Note 7:

Common Stock (continued)

c.

Stock payable (continued)

On January 15, 2013, the Company entered into an employment agreement which includes the issuance of 1,000,000 fully paid restricted common shares and the issuance of 25,000 fully paid restricted common shares after each quarter of association which shares are to be accrued and paid at calendar year end.  The Company has accrued a value of $410,000 for the signing bonus shares and has accrued a proportionate amount of association shares payable in the amount of $3,417 which have been recorded as stock based compensation.

On February 11, 2013, the Company entered into an agreement for consulting services which includes the issuance of 150,000 restricted common shares after the first three months.  The Company has accrued a proportionate amount of the shares payable under the contract to February 28, 2013 and has recorded $12,320 as consulting fees.

On February 21, 2013 the Company entered into a director’s association agreement which includes the issuance of 100,000 fully paid restricted common shares and issuance of 10,000 common shares after each quarter of association which shares are to be accrued and paid at calendar year end.  The Company has accrued a value of $73,000 for the signing shares and has accrued a proportionate amount of association shares payable in the amount of $382 which have been recorded as stock based compensation.

On February 8, 2013, the Company recorded the fair value of the beneficial conversion feature of funds received from the line of credit (see note 9), total beneficial conversion feature was recorded to additional paid - in capital in the amount of $160,000.

On February 19, 2013, the Company recorded the fair value of the beneficial conversion feature of funds received from the line of credit (see note 9), total beneficial conversion feature was recorded to additional paid - in capital in the amount of $100,000.

Note 8:

Related Party Transactions

As of February 28, 2013 and May 31, 2012, total advances from a director of the Company were $90,663 and $38,083, respectively and advances from a former director of the Company were $nil and $86,515, respectively.  The amounts are unsecured, non interest bearing and are due on demand.

On January 15, 2013, the Company entered into an employment agreement with a director and senior officer.  Terms of employment include monthly payments of $2,500, payment of a signing bonus in the amount of $5,000 cash (paid) and the issuance of 1,000,000 fully paid restricted common shares, and the issuance of 25,000 fully paid restricted common shares after each quarter of association which shares are to be accrued and paid at calendar year end.  The Company has recognized a value of $410,000 for the signing bonus shares and has accrued a proportionate amount of association shares payable in the amount of $3,417.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2013

Note 8:

Related Party Transactions (continued)

On February 21, 2013 the Company entered into a director’s association agreement with a new director.  Terms of the agreement include the issuance of 100,000 fully paid restricted common shares and issuance of 10,000 common shares after each quarter of association which shares are to be accrued and paid at calendar year end.  The Company has recognized a value of $73,000 for the signing shares and has accrued a proportionate amount of association shares payable in the amount of $382.

Note 9:

Line of Credit

On February 2, 2013, the Company entered into an agreement for a $1,000,000 line of credit which is convertible into shares of the Company with an unrelated third party in an arm’s length transaction.  The loan is convertible into shares at a price of $0.30 until February 2, 2014 and bears interest of 5% per year.   Upon conversion the Company will issue up to 2,000,000 share purchase warrants to purchase 2,000,000 restricted common shares at $0.80 per shares for a period of three years.  The Company and lender have agreed to convert the outstanding balance and interest into shares at the end of the calendar year.

As at February 28, 2013, the Company has received $300,000.  The Company has determined the value associated with the conversion feature in connection with the convertible note payable.  The Company has determined the note, with a face value of $300,000, to have a beneficial conversion feature of $260,000.  The beneficial conversion feature has been accreted and is being amortized over the life of the note (which is calendar year end December 31 for each year when the advance is received; being the proposed date of conversion).  As at February 28, 2013, $13,495 had been amortized and expensed as interest.  The beneficial conversion feature is valued under the intrinsic value method.

Note 10:

Other

On February 11, 2013, the Company entered into an agreement for consulting services with an unrelated party in an arm’s length transaction.  The terms of the agreement is 12 months and requires the issuance of 150,000 restricted common shares after the first three months.  The Company has recognized a proportionate amount of the shares payable under the contract to February 28, 2013 and has accrued $12,320 as stock payable.

Note 11:

Subsequent event

On March 1, 2013, the Company entered into an employment agreement with a senior officer.  Terms of employment include monthly payments of $2,500, issuance of 100,000 fully paid common shares as a signing bonus, and the issuance of 100,000 fully paid restricted common shares after each quarter of association which shares are to be accrued and paid at calendar year end.  The Company also has agreed to pay a recruitment fee of 20,000 shares upon completion of a 90 day preliminary association period.

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

The following discussion and analysis should be read in conjunction with the information set forth in our interim unaudited financial statements for the nine months ended February 28, 2013.

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

Plan of Operation

As at February 28, 2013, we had a cash and cash equivalent balance of $218,069, compared to cash and cash equivalent of $459 as of May 31, 2012.  Our plan of operation for the twelve months is to explore and develop our Calvert Property located in Calvert, Montana.

Over the next twelve months, we anticipate spending approximately $100,000 on administrative expenses, including fees payable in connection with the filing of our annual and quarterly reports and complying with reporting obligations, together with an additional $15,000 in property option payments.

We currently have sufficient funds to cover the anticipated administrative expenses and to cover the property option payments,  However, we will require additional funding in order to cover the total acquisition cost for the Calvert Property, to carry out any work on the Calvert Property or to acquire any additional properties, should we desire to do so.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

If we are not successful in raising additional financing, we anticipate that we will not be able to acquire the Calvert Property or carry out any exploration work on the property.

Our current cash on hand will not be sufficient to acquire the Calvert Property or carry out exploration work on the property so additional funds will be required in order to complete the acquisition and develop the Calvert Property.  As a reporting company we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We have not attained profitable operations and are dependent upon obtaining financing to purchase and develop the Calvert Property.  For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations

Nine months Ended February 28, 2013 Compared to the Nine months Ended February 28, 2012

We have had no operating revenues since our inception on January 10, 2007 through February 28, 2013, and have incurred operating expenses in the amount of $720,609 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director loans.

During the three months ended February 28, 2013, we incurred a net loss of $(551,865), compared to a net loss of $(4,175) for the three months ended February 29, 2012. For the nine months ended February 28, 2013, we incurred a net loss of $(576,088), compared to a net loss of $(33,332) for the nine months ended February 29, 2012.

Expenses

During the three months ended February 28, 2013 and February 29, 2012, our expenses consisted of legal and accounting fees of $6,831 and $2,000, general and administrative expenses of $37,129 and $2,175, management fees of $7,500 and $Nil, depreciation and amortization of $111 and $Nil, and stock based compensation of $486,799 and $Nil.

During the nine months ended February 28, 2013 and February 29, 2012, our expenses consisted of legal and accounting fees of $21,768 and $11,500, general and administrative expenses of $46,415 and $21,832, management fees of $7,500 and $Nil, depreciation and amortization of $111 and $Nil, and stock based compensation of $486,799 and $Nil.

Liquidity and Capital Resources

We had cash and cash equivalent of $218,069 as of February 28, 2013, compared to a cash and cash equivalent position of $459 at May 31, 2012.  Since inception through to and including February 28, 2013, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000 and advances from related parties of $231,178, of which $54,000 has been repaid, as well as proceeds from a line of credit of $300,000.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during the fiscal quarter ended February 28, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

During the quarter ended February 28, 2013, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

U.S. TUNGSTEN CORP.

/s/ Matthew Markin

Matthew Markin

President, Chief Executive Officer, Secretary, Treasurer,

Principal Accounting Officer, Principal Financial Officer and Director

Dated:   April 17, 2013

21