Form 10-K
period 2013-05-31
US TUNGSTEN CORP.
filed 2013-09-13
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

 X

ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended May 31, 2013

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

☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $3,121,200.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant had 75,750,000 shares of common stock issued and outstanding as of September 9, 2013.

Documents incorporated by reference: None.

ii

Table of Contents

Item

Page

Item 1.

Business

1

Item 1A.

Risk Factors

4

Item 1B.

Unresolved Staff Comments

4

Item 2.

Properties

4

Item 3.

Legal Proceedings

10

Item 4.

Mine Safety Disclosure

10

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Securities

10

Item 6.

Selected Financial Data

11

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operation

11

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

13

Item 8.

Financial Statements and Supplementary Data

13

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

14

Item 9A.

Controls and Procedures

14

Item 9B.

Other Information

15

Item 10.

Directors, Executive Officers and Corporate Governance

15

Item 11.

Executive Compensation

18

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

20

Item 13.

Certain Relationships and Related Transactions and Director Independence

21

Item 14.

Principal Accountant Fees and Services

22

Item 15.

Exhibits and Financial Statement Schedules

22

SIGNATURES

24

PART I

Item 1.

Business

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed in this annual report. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology; as well as terms such as “is expected to continue to increase over the next several years”, “is increasing at an exponential rate”, and “to take advantage of this anticipated shift”.

These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

DESCRIPTION OF BUSINESS

Business Development

We are an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover.  We have an option to acquire three unpatented mineral claims and own a 100% interest in 195 mineral claims located in Calvert, Montana (collectively the “Calvert Property”).

There is no assurance that a commercially viable mineral deposit exists on the Calvert Property. We do not have any current plans to acquire interests in additional mineral properties, although we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases. Each phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the Calvert Property. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our Board of Directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on the Calvert Property in order to ascertain whether it possesses economic quantities of tungsten. There can be no assurance that an economic mineral deposit exists on the Calvert Property until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the Calvert Property and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Calvert Property

On August 28, 2012, we entered into an Assignment Agreement dated August 21, 2012 with Mr. John M. Pulos whereby we acquired from Mr. Pulos an option to acquire an undivided 100% right, title and interest in and to three unpatented mineral claims spanning 60 acres, known as the Calvert Property, located in Calvert, Montana (the “Calvert Claims”).  The Assignment Agreement assigns to us the option to acquire the Calvert Claims held by Mr. Pulos pursuant to a Letter of Intent (“LOI”) dated June 18, 2012 with Messrs Paul and Ted Antonioli (the “Optionors”).  We paid $5,000 to Mr. Pulos in consideration of the assignment.

Effective October 1, 2012, we entered into a Property Option Agreement with the Optionors to clarify and confirm the rights and obligations of our company and the Optionors pursuant to the terms of the LOI. Pursuant to the terms of the Property Option Agreement we have the following obligations:

1.

The Optionor grants to us the sole and exclusive right and option to acquire up to an undivided 100% right, title and interest in and to the Calvert Claims, free and clear of all charges, encumbrances, claims, liabilities and adverse interests of any nature or kind, except for the NSR royalty referred to below.

2.

The option shall be exercisable by us by paying the following amounts to the Optionors:

•

$5,000 by June 18, 2012 (which amount has been paid by John M. Pulos on behalf of the Company);

•

$5,000 by October 1, 2012 (paid);

•

$15,000 by June 18, 2013;

•

$20,000 by June 18, 2014;

•

$25,000 by June 18, 2015;

•

$30,000 by June 18, 2016

•

$35,000 by June 18, 2017;

•

$40,000 by June 18, 2018;

•

$45,000 by June 18, 2019;

•

$50,000 by June 18, 2020;

•

$50,000 each subsequent year until an aggregate of $1,000,000 has been paid to Optionor.

3.

Upon commencement of commercial production on the Calvert Claims, we shall pay the Optionor a net smelter return (“NSR”) royalty equal to 2% of net smelter returns.

4.

We may, within 9 months after commencement of commercial production acquire one point eight percent (1.8% of the total 2%) of the NSR royalty from the Optionor for $1,500,000.

On October 9, 2012, we completed the registration and acquisition of 195 newly staked mineral claims located in Calvert, Montana.  The claims were registered on behalf of the Company with the U.S. Department of the Interior, Bureau of Land Management, at a cost of $12,285.  The claims span approximately 3,900 acres and are contiguous with the Calvert Claims (collectively the “Calvert Property”).

Name Change and Share Consolidation

On July 19, 2012, our Board of Directors and majority shareholder approved a forward split of our shares on a 1:30 basis, increasing our authorized share capital from 75,000,000 shares of common stock at a par value of $0.001 to 2,250,000,000 shares of common stock at a par value of $0.001.  A change of name to US Tungsten Corp. was also approved, the purpose of which was to better reflect the direction of our company.  The name change and forward split were filed with the Nevada Secretary of State and were effective on August 9, 2012.

Staking Agreement

On January 31, 2013, we entered into an agreement with Dykes Geologic Systems Limited (“Dykes Geologic”) as a contractor for our Montana tungsten project.  Under the agreement, Dykes Geologic will manage and control the staking of our claims in the Browne Lake and Greenstone areas of Montana.  As consideration, we will pay to Dykes Geologic $27,500 for staking of the Browne Lake area, of which $25,000 has been advanced, with the balance due at completion.  Once completed, and should our company wish to proceed with the staking of the Greenstone area we will be required to pay to Dykes Geologic $15,000.  In addition, we provided for 100,000 shares of our common stock to Dykes Geologic, which are currently reflected in stock payable.

Letter of Credit

Effective February 2, 2013, we entered into a letter of credit with a non-US person wherein they will loan our company up to $1,000,000 by way of periodic advances at our request for a period of one year.  The loan amounts will be convertible into shares of common stock of our company at a rate of $0.30 per common share and shall bear annual interest of 5% per annum.  As at May 31, 2013 a total of $4,735 was charged to interest. As of the year ended May 31, 2013, we had received $326,000 and no stock has been issued.

Upon full conversion of the amount outstanding under the letter of credit, we will issue to Themis Partners a three year warrant to purchase up to an additional 2,000,000 restricted common shares at an exercise price of $0.80 per warrant share.

The Company has determined the value associated with the conversion feature in connection with the convertible note payable.  The Company has determined the note, with a face value of $326,000, to have a beneficial conversion feature of $260,000.  The beneficial conversion feature has been accreted and is being amortized over the life of the note (which is calendar year end December 31 for each year when the advance is received; being the proposed date of conversion).  As at May 31, 2013, $87,033 had been amortized and expensed as interest.  The beneficial conversion feature is valued under the intrinsic value method.

Investor Relations Services

Effective February 11, 2013, we entered into a letter of engagement with 1830012 Ontario Ltd. (o/a Circadian Group), wherein Circadian Group will provide our company with investor relations services for a period of 12 months.  As consideration for the services, we agreed to pay to Circadian Group $6,000 per month. As of May 31, 2013 a total of $18,000 was expensed under the said agreement.

Consulting Services Agreement

Effective February 11, 2013 we entered into a letter of engagement with Gultig Holdings Ltd., wherein Gultig Holdings agreed to provide our company with consulting services for a period of 3 months.  As consideration for the consulting services, we agreed to issue to Gultig Holdings 150,000 shares of our common stock. Such shares have been reflected under stock payable for a total value of $46,500 as at May 31, 2013.

Employees

We have no employees as of the date of this filing other than our directors and officers.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Calvert Property

The following is an excerpt from the Geological Report on the Calvert Tungsten Property, Beaverhead County, Montana dated March 20, 2013, prepared by Richard (Rick) T. Kemp, P.Geo. attached as an exhibit to our Form 8-K dated June 4, 2013 filed on June 6th, 2013.

The Calvert Property comprises 68 claims covering a total area of 1,404.88 acres.

Location

The Calvert Property is located in Beaverhead County located approximately 40 miles south west of Butte, Montana within Section 12, Township 1 North, Range 13 West.

Access

The Calvert Property is located approximately 40 miles to the south west of Butte Montana. The major towns in the area are connected by Federal and State Highways, and good gravel country roads serve the smaller towns and villages.  Forest Service logging and mine access roads service the more remote areas. The Calvert Mine site is located approximately 11 miles northwest of the village of Wise River, located on an easterly flowing tributary of Bryant Creek at an elevation of approximately 7,100 feet.  The Calvert Mine site can be reached by travelling 8 miles west from Wise River on Montana Highway 43 to the Big Hole River bridge, then left on Bryant Creek road for approximately 1.5 miles which leads directly to the historical workings of the Calvert Mine site. The road is not maintained in the winter or early spring, although access may be gained by 2 wheel drive vehicles during the summer months, 4 wheel drive vehicles are recommended during the spring and late fall.

Climate

The climate is classified as semiarid with cold dry winters and hot wetter summers.  Temperatures range from about 83deg F in the summer months to 13.5deg F in the winter, dropping occasionally to record lows of -40deg F. The driest months of the year are July, August and September with occasional showers. Most of the region’s precipitation falls as snow between September and April; in the higher elevations, snow may not disappear until July.  Snow accumulation can frequently reach 6 to 8 feet in depth.

Physiography and Local Resources

The Calvert Property is located in Beaverhead County with the county seat located in the town of Dillon. The county occupies 3.5 million acres of land that is a combination of river valleys and mountain peaks including the Continental Divide that essentially forms the western and southern county boundaries. Drainage to the west of the divide is to the Columbia River and on the east to the Missouri River. Several major valleys traverse the county including the Big Hole Valley, Beaverhead, Centennial, Lima, Prairie and Sweetwater. These valleys, most of which are above 5,000 feet in elevation, are encircled by mountain ranges including the Beaverhead, Pintler, Pioneer, Tendoy Centennials, Ruby and Blacktail. In the valley bottoms and basins there are a variety of soil types that host the substantial agricultural producers that are the backbone of the county economy. Winter and spring wheat, barley, oats and seed potatoes are major crops on irrigated lands. The county ranks first in the state in the production of livestock, mostly cattle and sheep.

The county’s major valleys contain rivers that are important sources of water for irrigation and for recreational fishing. The rivers and their tributaries are home to populations of cutthroat, rainbow and brown trout.

Wildlife resources are substantial and include grizzly bear, elk, white tail deer, mule deer, antelope, moose, big horn sheep, coyote, fox, wolverine, gray wolf, mountain lions and in some cases lynx. The Centennial Valley’s Red Rock Lakes National Wildlife Refuge encompasses 44,000 acres of land that is home to more than 250 bird species and 30 species of mammals.

Other important natural resources are timber, minerals and gemstones. Each of these resources has been an important part of the history of natural resources in the County. Gold has been mined in the area since 1862 and there are deposits of silver and tungsten and a range of other metals. Lodgepole pine and Douglas fir predominate on USFS lands within the County.

Infrastructure

The nearest community to the project area is the unincorporated community of Wise River, located approximately 40 miles to the southwest of Butte Montana. Wise River has a population of about 306 people (2012), the community has a country school, church, post office, two bars/cafés and a general store. The county seat is located in the town of Dillon with a population of 4,134 people (2010). The community provides banking and health care facilities, food and accommodations, grocery store outlets, an airport and post secondary education at the University of Montana-Western. The largest service centre in the area is the city of Butte Montana with a population of 34,200 people.

At the present time the Calvert Mine open pit is flooded to a depth of 70 feet. There is no infrastructure remaining on site. Historic milling of ores from the Calvert Mine were performed off site, waste rock was side cast down slope to the south of the open pit.

History and Development

Tungsten has been produced in Montana from numerous lode deposits and some alluvial deposits, in part in conjunction with the mining of gold. Until 1954 Montana’s tungsten output was insignificant.

In 1952, under the influence of the government buying program and government aid to exploration available through the Defense Minerals Exploration Administration, there was a great increase in the exploration of Montana tungsten deposits. Montana tungsten production between the period from 1954 to 1957 totaled 226,740 short ton units (1 short ton unit = 20 pounds WO3) and Montana became the fourth largest tungsten producing state. Production dropped rapidly at the termination of the Government domestic stockpiling program in December 1956 and by the end of 1958 no tungsten mines were operating in Montana.

The Calvert Mine was discovered in 1956 by two prospectors, W.I. Ferguson and George Henderson, who located two Lode claims over the original discovery which later became the site of the Calvert Mine open pit.

In August 1956, Minerals Engineering Company of Grand Junction Colorado leased the property and started exploration work. A total of sixty (60) wagon drill holes averaging 80 feet in depth and forty (40) drill holes from 140 feet to 500 feet in depth were completed as well as surface trenching totaling several hundred feet in length. Additional mineral claims were located to cover the area of interest and road access to the site was developed.

Based on the information gained from the surface exploration and drilling programs, a production decision was made and by September 1956 open pit production began and continued through to August 1957 when the Government purchasing program for tungsten concentrates terminated. During this period, 92,837 tons of ore was mined averaging 1.09% WO3 (Table 1). The ore was shipped to the company concentrator facilities located at Glen, Montana.

Waste stripping operations resumed in September 1959 enlarging the open pit to 250 feet by 300 feet in area and deepened to 85 feet. Open pit mining operations resumed in 1960 through to early 1962 (Table 1).

Period	Tons Ore	Wo3 (%)	Units of Tungsten*
1956-1957	92,837	1.09	101,192
1960-1962	125,000	1.10	137,610
TOTAL	217,937	1.10	238,802

Table 1: Historical Production (Source: Aro 1966). *1 unit of tungsten consists of 1% per ton of material. The system can be applied to both imperial and metric systems.

On June 1, 1966, Beaverhead Development Ventures and Minerals Engineering Company initiated a surface exploration program to evaluate the potential for developing additional reserves below the existing open pit. A diamond drilling program was developed to extend laterally and at depth the remaining reserves identified from previous mining operations and to evaluate the medium grade ore which had been exposed on surface to the northwest of the open pit boundary by trenching and limited drilling.  The 1966 surface exploration program consisted of 22 – BX sized diamond drill holes totaling 3,318.5 feet and four excavated surface trenches totaling 132 feet in total length (Table 2). Of the 22 holes completed, 12 holes intersected ore grade intersections with widths varying from 0.8 feet to 55.0 feet. The remaining 10 drill holes intersected low grade intervals or waste. The surface exploration program was terminated on November 15, 1966.

Based on drill hole results to the end of 1966, a block of ore outlined at the bottom of the pit was estimated to extend 100 feet below the pit floor and further indications suggested the ore block would continue below 100 feet in the vein systems that formed the ore and in extensions of the known ore blocks. Recommendations were made to continue open pit operations to the 6990 ft elevation and ore below this level be mined through underground methods.  Underground development would utilize a development drift collared at Calvert Creek at a bearing of N10E at 6900 feet elevation. The proposed drift would be 1200 feet in length to undercut the projected extension of the mineralized horizon below the base of the open pit.

Trench	Year	Length (ft)	Wo3 (%)
A	1966	20	0.96
C	1966	45	0.80
D	1966	42	1.29
E	1966	25	0.91

Table 2: Historical Trenching results (Source: Aro 1966)

In 1967, an evaluation by Mining Geologist Norman E. Ebbley for Minerals Engineering Co. reviewed the various proposed mining methods for developing ore below the 6990 ft elevation and determined that the underground tunnel under development should be abandoned at its current position, 225 feet from the tunnel entrance due to difficult ground conditions. In his report Mr. Ebbley proposed several alternative mining methods and the associated costs for the extraction of the ore blocks defined below the bottom of the pit including the sinking of a shaft from surface, spiral berm stripping method and the utilization of a surface tram. Surface diamond drilling continued in 1967 evaluating extensions to the previously defined ore blocks below the open pit.

The US Bureau of Mines Mineral Yearbook for 1971 briefly describes the work completed by Minerals Engineering Co. at their Calvert Mine site in 1971. The summary of activities states that more than 2,500 feet of diamond drilling was completed in and adjacent to the Calvert Mine in December 1971.  Seven of 10 core holes drilled in the mine intersected ore-grade material. A total of five (5) core holes were located adjacent to the mine, three of which located to the southeast did not encounter ore grade material. The remaining two (2) holes were located to the north-northeast of the mine intersecting high grade tungsten mineralization.  Additional holes planned to follow up on these high grade intersections were delayed by heavy snows and further exploration would be delayed until the spring of 1972. This is the last exploration drill program documented on the property.

Geological Setting

Regional Geology

The Calvert area is part of the north western portion of the eastern Pioneer Mountains and is underlain by early Proterozoic crystalline rocks of the belt supergroup associated with roof pendants, thrust blocks of Mississippian to Cretaceous aged sediments and metavolcanics. The entire package has been intruded by Tertiary and late Cretaceous tonalites, granites and andesite dykes. The area lies on the northern edge of the Pioneer batholith, a composite granitic body of late Cretaceous to early Paleocene age that intruded the previously folded and faulted sediments.

Several of these faults have been re-activated over different ages. Two major Early Proterozoic rocks consist of various quartzites, metaquartzites and quartzofeldspathic gneiss. The younger sedimentary stratigraphy consists of limestone, mudstone, siltstone, quartzite and shale.

Structurally the region is dominated by low angle thrust faults that thrust older rocks over younger rocks and numerous northeast trending strike slip or tear faults that probably acted as pressure release thrust faults are identified within the local region ie the Foolhen thrust and the Calvert thrust.

The main units of interest from a tungsten exploration point of view are the late Cretaceous intrusions in contact with the Mississippian to lower Pennsylvanian calcareous sediments and limestone. These units form a narrow northwest trending belt that parallel the regional structures and make an excellent target for additional exploration.

Local Geology and Mineralization

The Calvert property is underlain by strongly faulted and brecciated zones within the Paleozoic sediments of the Amsden and Quadrant formations where they have been intruded by Cretaceous quartz monzonite/tonalite from the Foolhen intrusions. Blocks are separated by thrust faults and north-east trending strike slip faults. The Amsden formation consists primarily of limestone as well as mudstone, siltstone and fine grained sandstone rich horizons. The Quadrant formation consists of mainly quartzite and sandstone sediments. The stratigraphy strikes generally northwest with dips from -40 to -45degrees to the south east. Local folding and contorted stratigraphy are evident.

The Calvert Mine ore body is described as being irregular in shape and approximately 200 feet in diameter which plunges to the southeast at approximately -55deg. A smaller ore body is exposed in a pit located to the east of the main workings. The Calvert ore body was mined to the 7040 ft elevation, a vertical distance from the original outcrop surface of 170 feet.

Mineralization consists of pyrometasomatic replacement zones in the Amsden formation, where the Cretaceous intrusions cut and intermix with the limestone stratigraphy. Breccia zones show evidence of irregularly mixing between the intrusive and the country rock. General consensus is that the mineralization occurs as the result of deep seated fluids being brought into contact with the sediments and limestones of the Amsden Formation.

Scheelite is the primary ore mineral for tungsten found within variations of the metasomatic host rocks. Local workers call the ore bearing material tactite, which is a variable garnet, epidote, chlorite, magnetite calc silicate or possible skarn. A field examination by US Tungsten Co representative reveals that the deposit appears zoned both in mineralogy and economic minerals. Copper in the form of chalcopyrite and its oxides are noted around the edges of the deposit which is not an uncommon feature noted at similar type deposits in the area.

Mineralogy varies from low to high temperature assemblages with higher temperature garnetepidote- pyroxene minerals located towards the center of the deposit which grades outward to low temperature garnet epidote chlorite. High temperature assemblages are recognizable by the deep red to brown garnets, while the lower temperature assemblages are identified by the green variety.  The various ore types hosting Scheelite mineralization described at the Calvert Mine site are as follows:

Garnet-Epidote: Consists of mainly garnet and epidote with a distinctive brown and green coloration with minor associated sulphides. Generally rich in Scheelite.

Chlorite-Magnetite: Consists almost entirely of chlorite and magnetite. Generally rich in Scheelite and more common to the upper limits of the ore zone.

Quartz-Scheelite: Veins of quartz hosting large crystals of Scheelite > 2 inches in size. The walls of the quartz veins are typically rich in crystalline epidote. Not prevalent in the upper portions of the ore zone.

Chlorite-Scheelite: Veins consisting entirely of chlorite and disseminated crystals of Scheelite.

Quartz Monzonite: Both altered and unaltered quartz monzonite is mineralized with Scheelite to the extent it is commercial ore.

The occurrence of cassiterite, wolframite and beryl within the deposit attests to its deep seated origin.

Recommendations

In the past, exploration programs were directed towards the development of the Calvert Mine deposit with little work being completed outside of the main mineralized zone. A small portion of this work evaluated the projected extension of the Calvert Mine ore zone to depth and this has resulted in a proven and possible reserve. The characteristics of the Calvert Mine mineralization will aid future exploration programs towards the development of additional reserves both along strike and down plunge. The association of magnetite with scheelite mineralization and the density of the Tactite body may be amenable to geophysical survey methods for tracing the tactite body along strike and to depth. The association between the Amsden limestone formation and the Late Cretaceous intrusive defines a corridor for prospective mineralization and well focused exploration campaigns. Mineral and metal zoning patterns may prove useful in directing exploration efforts toward zones of higher grade mineralization.

Future exploration efforts should be directed towards verifying the historical insitu reserves and their potential extension to depth and down plunge to the east. A regional exploration program along the potential contact horizon of the Amsden Formation with the Late Cretaceous intrusives will evaluate the potential for discovering additional reserves along strike.

Item 3.

Legal Proceedings

We are not currently a party to any legal proceedings. Our address for service of process in Nevada is 871 Coronado Centre Drive, Suite 200, Henderson, Nevada, 89052.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol USTU. The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “USTU”)
Period	High (US $)	Low (US $)
Three months ended August 31, 2011	0.93	0.71
Three months ended November 30, 2011	(1)	(1)
Three months ended February 29, 2012	(1)	(1)
Three months ended May 31, 2012	(1)	(1)
Three months ended August 31, 2012 (2)	5.25	0.93
Three months ended November 30, 2012 (2)	(1)	(1)
Three months ended February 29, 2013 (2)	0.74	0.25
Three months ended May 31, 2013(2)	0.48	0.25

(1)

No trades.

(2)

On July 19, 2012, our Board of Directors and majority shareholder approved a forward split of our shares on a 1:30 basis, increasing our authorized share capital from 75,000,000 shares of common stock at a par value of $0.001 to 2,250,000,000 shares of common stock at a par value of $0.001.  The name change and forward split were filed with the Nevada Secretary of State and were effective on August 9, 2012.

Holders

As of August 29, 2013, there were 8 holders of our common stock.

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

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended May 31, 2013.

Plan of Operation

As at May 31, 2013, we had a cash balance of $121,849, compared to $459 as at May 31, 2012.  Our plan of operation for the twelve months is to complete the geologist recommended work on the Calvert Property, consisting of verifying the historical insitu reserves and a regional exploration program to evaluate the potential for discovering additional reserves along strike.   We estimate that the cost of this program will be approximately $100,000.

In addition, we anticipate spending approximately $150,000 on administrative expenses, including fees payable in connection with the filing of our annual and quarterly reports and complying with reporting obligations.

Utilizing the letter of credit, we believe that we have sufficient funds to cover the anticipated administrative expenses and work program over the next 12 months.

However, we anticipate that we will require additional funding to continue to develop and explore the Calvert Property and to cover our administrative expenses.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Our current cash on hand will not be sufficient to acquire any new assets, should we desire to do so, and additional funds will be required to close any possible acquisition.  As a reporting company we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

•

the market price for minerals that may be found on the Calvert Property;

•

the results of our proposed exploration programs on the Calvert property; and

•

our ability to find joint venture partners for the development of our property interests

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations

We had no operating revenues during the fiscal year ended May 31, 2013 or for the year ended May 31, 2012.  Since our inception on January 10, 2007 through May 31, 2013, we earned no revenues and have incurred operating expenses in the amount of $969,723 for the same period.  Our activities have been financed from the proceeds of share subscriptions, related party loans and a letter of credit.

For the fiscal year ended May 31, 2013, general and administrative expenses were $64,166, compared to $24,747 for the year ended May 31, 2012; legal and accounting expenses were $31,589, compared to $13,500 for the year ended May 31, 2012; and management fees were $22,500, compared to $Nil for the year ended May 31, 2012;  exploration expenses were $15,057, compared to $Nil for the year ended May 31, 2012; amortization was $444, compared to $Nil for the year ended May 31, 2012.  During the year ended May 31, 2013, we also incurred stock based compensation of $586,184, compared to $Nil for the year ended May 31, 2012. Interest expense of $91,768 was incurred for the year ended May 31, 2013 as compared to $Nil for the year ended May 31, 2012.

For the period from inception on January 10, 2007 through May 31, 2013, general and administrative expenses were $142,061, legal and accounting expenses were $98,198, management fees were $22,500, impairment on mineral claim was $13,512, amortization was $444 and stock based compensation was $586,184.  Interest expense was $91,768.

During our fiscal year ended May 31, 2013, we incurred a net loss of $811,708, which resulted in an accumulated deficit of $969,723.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $121,849 as of May 31, 2013, compared to a cash position of $459 at May 31, 2012.  As of the year ended May 31, 2013, we have raised $27,000 through private placements of our common shares and we have received advances from a related party of $106,580 and repaid a loan from a related party of $122,000.  We also received $326,000 proceeds from a letter of credit.

We expect to run at a loss for the foreseeable future. Other than the letter of credit for up to $1,000,000, we have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

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

14

US Tungsten Corp.

(formerly Stealth Resources Inc.)

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013 and 2012

Office Locations

 Las Vegas, NV

  New York, NY

    Pune, India

  Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
US Tungsten, Corp.

We have audited the accompanying balance sheets of US Tungsten, Corp. (An Exploration Stage Company) as of May 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended May 31, 2013 and 2012 and from inception (January 10, 2007) to May 31, 2013. US Tungsten, Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Tungsten, Corp. as of May 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended May 31, 2013 and 2012 and for the period from inception (January 10, 2007) to May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith, LLC
Henderson, Nevada
September 9, 2013

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Audited)

	May 31, 2013	May 31, 2012
ASSETS

Current assets
Cash and cash equivalents	$ 121,849	$ 459
Prepaid expenses	12,753	-
Advance on mineral claims	67,000	-
Total current assets	201,602	459

Other assets

Mineral claims (Note 5)	50,000	-
Website – net of amortization (Note 4)	3,556	-
Total other assets	53,556	-

Total assets	$ 255,158	$ 459

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 6)	$ 34,846	$ 5,877
Other loans (Note )	11,641
Due to related party (Note 9)	109,178	124,598
Letter of credit, net of beneficial conversion feature discount of
$172,967 and $0, respectively (Note 10)	153,033	-
Total current liabilities	308,698	130,475

Total liabilities	308,698	130,475

Stockholders’ deficit
Common stock $0.001 par value; authorized 2,250,000,000
shares; issued and outstanding: 75,750,000 and 75,750,000, respectively.	75,750	75,750
Additional paid-in capital	799,684	-
Stock payable	88,500	-
Deficit accumulated during the exploration stage	(1,017,474)	(205,766)

Total stockholders’ deficit	(53,540)	(130,016)

Total liabilities and stockholders’ deficit	$ 255,158	$ 459

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Audited)

	Year ended May 31, 2013	Year ended May 31, 2012	From Inception (January 10, 2007) through May 31, 2013

Revenue	$ --	$ --	$ --

Expenses

Impairment loss on mineral claim	-	-	13,512
Legal and accounting	31,589	13,500	98,198
General and administrative	64,166	24,747	142,061
Management fees	22,500	-	22,500
Stock based compensation	586,184	-	586,184
Exploration costs	15,057	-	15,057
Amortization	444	-	444
Total expenses	719,940	38,247	877,955

Operating loss	(719,940)	(38,247)	(877,955)

Other expenses
Interest expense	(91,768)	-	(91,768)

Net loss	$ (811,708)	$ (38,247)	$ (969,723)

Basic loss per common share	$ (0.01)	$ (0.00)

Weighted average number of common shares outstanding
	75,750,000	75,750,000

The accompanying notes are an integral part of the financial statements

.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity/ (Deficit)

From Inception (January 10, 2007) through May 31, 2013

(Expressed in U.S. Dollars)

(Audited)

	Number of shares issued	Common Stock	Additional paid in capital	Stock Payable	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at January 10, 2007	--	$ --	$ --	$ --	$ --	$ --

Common stock for cash ($.001 per share)	12,000,000	12,000	--	--	(7,500)	4,500

Common stock for cash ($.004 per share)	37,500,000	37,500	-	-	(32,500)	5,000

Common stock for cash ($.02 per share)	26,250,000	26,250	-	-	(8,750)	17,500

Contributed capital	--	--	-	-	1,000	1,000

Net loss	--	--	--	--	(3,542)	(3,542)

Balance at May 31, 2007	75,750,000	75,750	-	-	(51,292)	24,458

Net loss	--	--	--	--	(13,324)	(13,324)

Balance at May 31, 2008	75,750,000	75,750	-	-	(64,616)	11,134

Net loss	--	--	--	--	(40,446)	(40,446)

Balance at May 31, 2009	75,750,000	75,750	-	-	(105,062)	(29,312)

Net loss	--	--	--	--	(26,974)	(26,974)

Balance at May 31, 2010	75,750,000	75,750	-	-	(132,036)	(56,286)

Net loss	--	--	--	--	(35,483)	(35,483)

Balance at May 31, 2011	75,750,000	75,750	-	-	(167,519)	(91,769)

						Cont’d..

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity/ (Deficit)

From Inception (January 10, 2007) through May 31, 2013

(Expressed in U.S. Dollars)

(Audited)

	Number of shares issued	Common Stock	Additional paid in capital	Stock Payable	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at May 31, 2011	75,750,000	75,750	--	--	(167,519)	(91,769)

Net loss	--	--	--	--	(38,247)	(38,247)

Balance at May 31, 2012	75,750,000	75,750	--	--	(205,766)	(130,016)

100,000 common shares issuable for claims staking	--	--	--	42,000	--	42,000

Shares to be issued for consulting services	--	--	--	46,500	--	46,500

Beneficial conversion feature of line of credit	--	--	260,000	--	--	260,000

Stock based compensation on vested options	--	--	539,684	--	--	539,684

Net loss	--	--	--	--	(811,708)	(811,708)

Balance at May 31, 2013	75,750,000	$ 75,750	$ 799,684	$ 88,500	$ (1,017,474)	$ (53,540)

On July 19, 2012, the directors and majority shareholder approved a resolution to forward split the shares on a 1:30 basis, to be effective August 9, 2012.  The number of shares has been retroactively restated to reflect the forward split.

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

(Audited)

	Year ended May 31, 2013	Year ended May 31, 2012	From Inception (January 10, 2007) through May 31, 2013

Cash flows from operating activities:
Net loss	$ (811,708)	$ (38,247)	$ (969,723)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	444	-	444
Amortization of beneficial conversion feature	87,033	-	91,768
Stock based compensation	586,184	-	586,184
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,753)	-	(12,753)
Increase in accounts payable and accrued liabilities	28,969	636	30,111
Mineral property expenditures written down	-	-	13,512

Net cash used in operating activities	(121,831)	(37,611)	(260,458)

Cash flows from investing activities:

Purchase of mineral claims	(50,000)	-	(63,512)
Advance for claim acquisition	(25,000)		(25,000)
Website development cost	(4,000)	-	(4,000)

Net cash used in investing activities	(79,000)	-	(92,512)

Cash flows from financing activities:
Bank overdraft	-	(13)	-
Proceeds from sale of common stock	-	-	27,000
Contributed capital by related party	-	-	1,000
Proceeds from other loans	11,641	-	11,641
Repayment of loan from related party	(122,250)	-	(122,000)
Proceeds from loan from related party	106,830	38,083	231,178
Proceeds from letter of credit	326,000		326,000

Net cash used in financing activities	322,221	38,070	474,819

(Decrease) increase in cash and cash equivalents	121,390	459	121,849

Cash and cash equivalents, beginning of year	459	-	-

Cash and cash equivalents, end of year	$ 121,849	$ 459	$ 121,849

Non – cash investing and financing activities:
Beneficial conversion feature	$ 260,000	$ -	$ 260,000

Stock payable for advance on acquisition of mineral claim	$ 42,000	$ -	$ 42,000

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

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

The Company is devoting all of its present efforts to securing and establishing new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($969,723) as of May 31, 2013 and has working capital deficit of ($107,096) and ($130,016) as at May 31, 2013 and May 31, 2012 respectively.

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

At May 31, 2013, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

May 31, 2013

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

May 31, 2013

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2013 and May 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

May 31, 2013

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

May 31, 2013

Note 2:

Significant Accounting Policies – (continued)

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized using the straight-line basis over a three year estimated economic life of the product.

Asset Retirement Obligation

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate

Note 3:

Recent accounting pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

Note 4:

Website

The Company’s website development costs consist of the following:

	May 31	May 31
	2013	2012
Website	$ 4,000	$ -
Less - accumulated amortization	(444)	-
Net fixed assets	$ 3,556	$ -

Amortization of $444 and $nil is included in general and administrative expenses in the statement of operations for the years ended May 31, 2013 and May 31, 2012, respectively.

Note 5:

Mineral Claim

Pursuant to a mineral property purchase agreement dated February 26, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in the Alberni Mining Division of British Columbia, Canada for a cash payment of $5,129 and delivery of a geological report.  The Company has paid an additional $6,098 for a geological report and $2,285 in Mineral right renewal fees.  Mineral property acquisition costs are capitalized when incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves, currently no property has reached the production stage. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value.  During the year ended May 31, 2011, the Company evaluated the mineral claim and determined that the asset has been impaired  because the Company could not project any future cash flows or salvage value and the asset was not recoverable.  Consequently, the Company has recorded an impairment loss for the full amount of $13,512 for the year ended May 31, 2011.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 5:

Mineral Claim (cont’d)

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

-

$5,000 on or before October 1, 2012, (paid);

-

$20,000 on or before June 18, 2013;

-

$25,000 on or before June 18, 2014;

-

$30,000 on or before June 18, 2015;

-

$35,000 on or before June 18, 2016;

-

$40,000 on or before June 18, 2017;

-

$45,000 on or before June 18, 2018;

-

$50,000 on or before June 18, 2019

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

On January 31, 2013 the Company entered into an agreement to stake additional claims in Montana.  The Company has advanced $25,000 to stake additional mineral claims located in Calvert, Montana.  Once completed, and should our company wish to proceed with the staking of the Greenstone area we will be required to pay to Dykes Geologic $15,000. The Company also has an obligation to issue 100,000 shares as part of the acquisition which has been valued at $42,000 and accrued as stock payable.

On June 6, 2013, the Company filed its geological report on the Property in an 8K.

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

May 31, 2013

Note 7:

Common Stock (cont’d)

a.

Authorized - The total authorized capital is 2,250,000,000 common shares with a par value of $0.001.

b.

Issued and outstanding - The total issued and outstanding capital stock is 75,750,000.

On February 8, 2007, 135,000,000 common shares of the Company were subscribed for cash proceeds of $4,500. Out of these 123,000,000 shares were subsequently cancelled during the year ended May 31, 2013. (Note 8)

On February 21, 2007, 37,500,000 common shares of the Company were subscribed for cash proceeds of $5,000.

On March 19, 2007, 26,250,000 common shares of the Company were subscribed for cash proceeds of $17,500.

As of March 19, 2007, the Company received a total of $27,000 for 75,750,000 shares of common stock.

On February 19, 2013, Company entered into a share cancellation/return to treasury agreement with Matthew Markin, president, wherein Matthew Markin has agreed to the cancellation and return to treasury of 123,000,000 share of common stock of Company held by Matthew Markin.

On April 4, 2013, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 8,000,000 shares with an exercisable period up to 5 years.  In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to three months after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

On May 10, 2013, the Company granted 200,000 fully vested stock options to a director of the Company at $0.30 per share expiring May 10, 2018.

On May 14, 2013, the Company granted 150,000 fully vested stock options to directors of the Company at $0.30 per share expiring May 14, 2018.

On May 23, 2013, the Company granted 1,000,000 fully vested stock options to a director of the Company at $0.30 per share expiring May 23, 2018.

On May 24, 2013, the Company granted 50,000 fully vested stock options to a director of the Company at $0.30 per share expiring May 24, 2018.

On May 31, 2013, the Company granted 118,022 fully vested stock options to directors of

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 7:

Common Stock (cont’d)

the Company at $0.31 per share expiring May 31, 2018.

During the year ended May 31, 2013, a total of 1,758,022 options were granted.  The Company recognized stock based consulting expenses totalling $539,684 which was charged to operations.  The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Model.  The following assumptions were made in estimating the fair value:

Expected volatility	381% - 382%
Expected life	5 years
Risk-free interest rate	0.90 – 1.05
Dividend yield	-

At May 31, 2013, the following stock options were outstanding:

Number of	Exercise
Shares	Price	Expiry Date
240,000	$0.30	March 01, 2018
200,000	$0.30	May 10, 2018
150,000	$0.30	May 14, 2018
1,000,000	$0.30	May 23, 2018
50,000	$0.30	May 24, 2018
118,022	$0.31	May 31, 2018
1,758,022

At May 31, 2013, no warrants were outstanding.

c.

Stock payable – The Company has accrued for various obligations to issue shares.

On January 31, 2013, the Company has an obligation to issue 100,000 shares in accordance with an agreement to stake additional claims in Montana.  This obligation to issue shares has been accrued at $42,000 and has been recorded as an exploration advance.

On February 11, 2013, the Company entered into an agreement for consulting services with an unrelated party in an arm’s length transaction.  The terms of the agreement is 12 months and requires the issuance of 150,000 restricted common shares after the first three months.  The Company has recognized the shares payable under the contract to May 31, 2013 and has accrued $46,500 as stock payable.

On February 8, 2013, the Company recorded the fair value of the beneficial conversion feature of funds received from the line of credit (see note 10), total beneficial conversion feature was recorded to additional paid - in capital in the amount of $160,000.

On February 19, 2013, the Company recorded the fair value of the beneficial conversion feature of funds received from the line of credit (see note 10), total beneficial conversion feature was recorded to additional paid - in capital in the amount of $100,000.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 8:

Reclassification : Stock Split Adjustment

Effective February 19, 2013, the President voluntarily cancelled 123,000,000 shares of his outstanding common stock of the Company which were cancelled and returned to the pool of the Company’s authorized and unissued shares of common stock.  These cancelled shares were previously recorded in the financials at a total of pre-split 135,000,000.  Since the shares under this agreement have been cancelled without the exchange of consideration to reduce number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement in substance a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as a reduction to the par value of common stock with a corresponding increase to additional accumulated deficit.

Note 9:

Related Party Transactions

As of May 31, 2013 and May 31, 2012, total advances from a director of the Company were $22,663 and $38,083, respectively and advances from a former director of the Company were $86,515 and $86,515, respectively.  The amounts are unsecured, non interest bearing and are due on demand.

On January 15, 2013 and subsequently amended on May 23, 2013, the Company entered into an employment agreement with a director and senior officer.  Terms of employment include monthly payments of $2,500, payment of a signing bonus in the amount of $5,000 cash (paid) and the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years.  In addition, the Company will grant 50,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $290,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $1,143.

On February 21, 2013 and subsequently amended on May 10, 2013, the Company entered into a director’s association agreement with a new director.  Terms of the agreement include the issuance of 200,000 options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.  In addition, the Company will grant 20,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $62,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $1,200.

On March 1, 2013 and subsequently amended on May 14, 2013 the Company entered into a director’s advisory agreement with a new director. Terms of the agreement include the issuance of 50,000 stock options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended. In addition, the Company will grant 50,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.   The Company has recognized a value of $15,500 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $971.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 9:

Related Party Transactions (cont’d)

On May14, 2013 the Company entered into a director’s advisory agreement with a new director.  Terms of the agreement include the issuance of 100,000 stock options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.   In addition, the Company will grant 20,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $31,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $971.

On May 24, 2013 the Company entered into a director’s advisory agreement with a new director.  Terms of the agreement include the issuance of 50,000 stock options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.   In addition, the Company will grant 20,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $14,500 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $400.

On March 1, 2013, the Company entered into an employment agreement with a senior officer. Terms of the agreement include the issuance of 200,000 stock options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended. In addition, the Company will grant 100,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $80,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $26,000.

Note 10:

Line of Credit

On February 2, 2013, the Company entered into an agreement for a $1,000,000 line of credit which is convertible into shares of the Company with an unrelated third party in an arm’s length transaction.  The loan is convertible into shares at a price of $0.30 until February 2, 2014 and bears interest of 5% per year.  As at May 31, 2013 a total of $4,735 was charged to interest. Upon conversion the Company will issue up to 2,000,000 share purchase warrants to purchase 2,000,000 restricted common shares at $0.80 per shares for a period of three years. The Company and lender have agreed to convert the outstanding balance and interest into shares at the end of the calendar year.

As at May 31, 2013, the Company has received $326,000.  The Company has determined the value associated with the conversion feature in connection with the convertible note payable.The Company has determined the note, with a face value of $326,000, to have a beneficial conversion feature of $260,000. The beneficial conversion feature has been accreted and is being amortized over the life of the note (which is calendar year end December 31 for each year when the advance is received; being the proposed date of conversion).  As at May 31, 2013, $87,033 had been amortized and expensed as interest.  The beneficial conversion feature is valued under the intrinsic value method.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 11:          Income Taxes

From the Company’s inception (January 10, 2007) through the year ended May 31, 2013 and 2012, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  As of May 31, 2013 and 2012, the Company had approximately $296,507 and $158,016 of federal and state operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	May
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	103,778	55,306
Valuation allowance	(103,778)	(55,306)
Total deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of May 31, 2013 and 2012 was $103,778 and $55,306, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at May 31:

2013 & 2012

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

Note 12:

Other

On February 21, 2013, Company entered in to insurance agreement with a third party. As per agreement the Company needs to pay an annual premium of $17,500.

As a parallel arrangement, Company entered in to a financing arrangement with IPFS Corporation. As per terms of financing agreement the company paid a cash down payment of $1,493 on signing of the agreement and the balance amount in 11 monthly installments. As on May 31, 2013, $ 11,641 is payable to IPFS Corporation, which is reflected in other loans.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 12:

Other (cont’d)

As of May 31, 2013 and 2012, the Company had prepaid insurance totaling $12,753 and $NIL, respectively.  The prepaid insurance will be expensed on a straight line basis over the remaining life of the insurance policy.  During the years ended May 31, 2013 and 2012, the Company recorded $4,746 and $NIL of insurance expenses.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and our Chief Financial Officer as of the end of the period covered by this report, our Chief Executive Officer, and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that material information relating to us, is made known to the certifying officers by others within our company during the period covered by this report.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of May 31, 2013.

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

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended May 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our officers and directors and their age and titles as of the date of this report are as follows:

Name	Age	Position
Michael Olsher	67	Chief Executive Officer
Matthew Markin	47	President and director
Barry Wattenberg	57	Treasurer, Chief Financial Officer and director
Norman Marcus	61	Director

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Biographical information

Michael Olsher, PhD

Michael Olsher has been our Chief Executive Officer since March 1, 2013.  He is a well-known international steel and minerals senior executive, with expertise in management, transactional financing, economic decision-making, budgeting, sales and purchasing. His most recent experiences have been in industrial minerals and mining in South America, partnering with large international metals and mining companies, investigating new mineral supplies in these emerging markets. Having been employed by major metals and minerals companies, as well as having created his own steel and mineral enterprises, Dr. Olsher has over 30 years of seasoning as a senior executive in the metals and minerals businesses.

He has been a division head at ACLI International ($2Billion) and Considar, now Traxys ($6 Billion), and has served as a director of Andal Corp. (American Stock Exchange) as head of their Steel Group. Having earned a B.A. in Economics from the University of Pittsburgh, and an M.B.A. in Economics and Finance from N.Y.U. Graduate School of Business, he completed his Ph.D from Fordham University, studying under the world-famous industrial economist, Father William T. Hogan. Dr. Olsher has taught at Columbia University Graduate School of Business and at Fordham University Graduate School of Business.

Dr. Olsher intends to devote approximately 50% of his business time to our affairs.

Matthew Markin

Matthew Markin has been President and a director since April 12, 2011.  He holds degrees in science from Capilano College and the University of British Columbia. Since 1999, Mr. Markin has served as President of The Markin Group of Companies in Los Angeles, California, where he consults to large and small businesses in the areas of strategic planning, business development, capital formation, mergers and acquisitions, and related matters.

Mr. Markin intends to devote approximately 85% of his business time to our affairs.

Barry Wattenberg

Barry Wattenberg was appointed as a director on January 8, 2013 and was appointed as Chief Financial Officer on February 1, 2013.  He has served in various capacities within the securities industry, including chief compliance officer, chief operating officer, head Trader/market maker at several different NASD member broker/dealers from 1988 to 2008.  Currently, Mr. Wattenberg is a private investor. Mr. Wattenberg is past president of a local Kiwanis chapter. He has a B.S. Economics and Management Science, Carnegie-Mellon University, Pittsburgh, Pennsylvania.

Mr. Wattenberg intends to devote approximately 50% of his business time to our affairs.

Norman Marcus

Norman Marcus has been a director since February 27, 2013.  He graduated with a Bachelor of Arts from Tulane University, and earned a Juris Doctor from the University of Miami. Mr. Marcus was licensed to practice law in the State of Florida in 1975, and he has continuously engaged in the private practice of law since that time, operating his own firm since 1978.  Mr. Marcus is also certified by the Florida Supreme Court as a family mediator and he is a qualified arbitrator under Florida law.

Mr. Marcus intends to devote approximately 5% of his business time to our affairs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares.  We are required to disclose in this Annual Report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended May 31, 2013.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended May 31, 2013, our officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

Significant Employees and Consultants

Roger Haskins has been appointed as Chairman of our Board of Advisors.

Mr. Haskins worked as Bureau Program Manager for Mining Law Administration (1872 Mining Law) on Federal lands.  As manager for the National Mineral Program, both technical and administrative, Roger Haskins managed a budget of $35m and 250 positions.

He authored numerous regulations in the Code of Federal Regulations (CFR). Mr. Haskins is a Certified Professional Geologist. He has served in the state of California and Reno, Nevada where he was with the Surface Management Program of the Bureau of Land Management (mining reclamation and operations approval areas). Roger Haskins worked for the Bureau of Land Management for over 30 years achieving status as a Certified Review Mineral Examiner, as well as an instructor at the agency’s National Training Center.

As a mining law specialist he served for 14 years as Bureau Program Manager for Mining Law Administration (1872 Mining Law) on federal lands. Mr. Haskins is also a specialist in arcane and extinct federal land and mineral laws. Roger Haskins was educated at University of Manitoba, Economic Geology 1973 – 1974 and Grand Valley State University BS, Geology, Anthropology 1969 – 1973, emphasis in economic geology (mineral exploration and development).

We have no significant employees other than the officers and directors described above.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of our officers or directors.

Audit Committee Financial Expert

We do not have a financial expert serving on an audit committee as we do not have an audit committee because Board of Directors determined that as a start-up exploration company with no revenues it would be too expensive to have one.

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

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal periods ended May 31, 2013, May 31, 2012 and May 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Matthew Markin, President, former CEO, and director	2013 2012 2011	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Olsher, Michael CEO	2013	7,500	0	0	106,000	0	0	-	113,500
Wattenberg, Barry CFO	2013	12,500	0	0	291,143	0	0	-	303,643

Option/SAR Grants

On April 4, 2013, our Board of Directors ratified, approved and adopted a Stock Option Plan in the amount of 8,000,000 shares with an exercisable period up to 5 years.  In the event an optionee ceases to be employed by or to provide services to us for reasons other than cause, any stock option that is vested and held by such optionee may be exercisable within up to three months after the effective date that his position ceases. No stock option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

The following table sets forth certain information concerning grants of stock options to the directors and officers during the year ended May 31, 2013.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
	Individual Grants
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Market Price on Date of Grant ($/Share)
Olsher, Michael	300,000	17%	0.30	0.40

Wattenberg, Barry	1,004,396	57%	0.30	0.40
Marcus, Norman	204,615	12%	0.30	0.40

Compensation of Directors

On February 21, 2013 and amended on May 10, 2013, we entered into a director’s association agreement with Norman Marcus.  Terms of the agreement include the issuance of 200,000 options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.  In addition, the Company will grant 20,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.

On January 15, 2013 and amended on May 23, 2013, we entered into an employment agreement with Barry Wattenberg, a director of our company, wherein Mr. Wattenberg agreed to act as chief financial officer. Pursuant to the agreement, terms of employment include monthly payments of $2,500, payment of a signing bonus in the amount of $5,000 cash (paid) and the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years.  In addition, the Company will grant 50,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.

Employment contracts and termination of employment and change-in-control arrangements

On January 15, 2013 and amended on May 23, 2013, we entered into an employment agreement with Barry Wattenberg, a director of our company, wherein Mr. Wattenberg agreed to act as chief financial officer. Pursuant to the agreement, terms of employment include monthly payments of $2,500, payment of a signing bonus in the amount of $5,000 cash (paid) and the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years.  In addition, the Company will grant 50,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%. The Company has recognized a value of $62,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $1,200.

On March 1, 2013, the Company entered into an employment agreement with a senior officer. Terms of the agreement include the issuance of 200,000 stock options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.   In addition, the Company will grant 100,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $80,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $26,000.

There are no other employment agreements between our company and other directors and officers.  We do not pay our directors any amount for acting as director of the Company.

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

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned (1)
Common Stock	Matthew Markin	President, Director and 5% Shareholder	(2) 12,000,000	15.84%
Common Stock	All directors and executive officers as a group (one individual)		12,000,000	15.84%

(1)

The percent ownership of class is based on 75,750,000 shares of common stock issued and outstanding as of the date of this report (after completion of forward split of shares on a 1:30 basis, effective August 9, 2012).

(2)

Effective February 19, 2013, we entered into a share cancellation/return to treasury agreement with Matthew Markin, wherein Matthew Markin agreed to the cancellation and return to treasury of 123,000,000 share of common stock of our company held by Matthew Markin.  The cancellation of these shares has not yet been effected.

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

•   any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son- in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons; or

•   any person sharing the household of any director, executive officer, nominee for director  or 5% shareholder of our company.

As of May 31, 2013 and May 31, 2012, total advances from a director were $22,663 and $38,083, respectively and advances from a former director were $86,515 and $86,515, respectively.  The amounts are unsecured, non interest bearing and are due on demand.

On January 15, 2013 and subsequently amended on May 23, 2013, the Company entered into an employment agreement with a director and senior officer.  Terms of employment include monthly payments of $2,500, payment of a signing bonus in the amount of $5,000 cash (paid) and the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years.  In addition, the Company will grant 50,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $290,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $1,143.

On February 21, 2013 and subsequently amended on May 10, 2013, the Company entered into a director’s association agreement with a new director.  Terms of the agreement include the issuance of 200,000 options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.  In addition, the Company will grant 20,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $62,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $1,200.

On March 1, 2013 and subsequently amended on May 14, 2013 the Company entered into a director’s advisory agreement with a new director.  Terms of the agreement include the issuance of 50,000 stock options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.  In addition, the Company will grant 50,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.   The Company has recognized a value of $15,500 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $971.

On May14, 2013 the Company entered into a director’s advisory agreement with a new director.  Terms of the agreement include the issuance of 100,000 stock options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.   In addition, the Company will grant 20,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $31,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $971.

On May 24, 2013 the Company entered into a director’s advisory agreement with a new director.  Terms of the agreement include the issuance of 50,000 stock options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.   In addition, the Company will grant 20,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $14,500 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $400.

On March 1, 2013, the Company entered into an employment agreement with a senior officer. Terms of the agreement include the issuance of 200,000 stock options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended. In addition, the Company will grant 100,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $80,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $26,000.  The Company also agreed to issue a recruitment fee of 40,000 options to purchase shares of common stock at the price of $0.30 for a period of 5 years at the time of agreement date. The Company has recognized a value of $16,000 for the options granted upon agreement date.

Promoters and control persons

The promoter of our company is Matthew Markin.

There is nothing of value to be received by the promoter, either directly or indirectly, from us. Additionally, there have been no assets acquired nor are there any assets to be acquired from the promoter, either directly or indirectly, from us.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by De Joya Griffith LLC, Certified Public Accountants & Consultants, our current auditors, for the fiscal year ended May 31, 2013 and May 31, 2012:

	Fiscal year ended May 31, 2013	Fiscal year ended May 31, 2012
Audit Fees	$ 13,500	$ 13,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-11, and are included as part of this report:

Financial Statements for the fiscal year ended May 31, 2013 and 2012

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

/s/ Michael Olsher
Michael Olsher
Chief Executive Officer

September 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Olsher	Chief Executive Officer	September 9, 2013
Michael Olsher

/s/ Matthew Markin	President and Director	September 9, 2013
Matthew Markin

/s/ Barry Wattenberg	Chief Financial Officer and Director	September 9, 2013
Barry Wattenberg

/s/ Norman Marcus	Director	September 9, 2013
Norman Marcus

25