Form 10-Q
period 2013-08-31
US TUNGSTEN CORP.
filed 2013-10-21
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 75,750,000 shares of common stock issued and outstanding as of October 18, 2013.

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

PAGE

Item 1.  Financial Statements (unaudited)

1

Balance Sheets

3

Statements of Operations

4

Statement of Stockholders’ Equity (Deficit

5

Statements of Cash Flows

7

Notes to Financial Statements (unaudited

8

Item 2.  Management’s Discussion and Analysis

22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

25

Item 4T.  Controls and Procedures

25

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

25

Item 1A. Risk Factors

26

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

26

Item 3.   Defaults upon Senior Securities

26

Item 5.   Other Information

26

Item 6.   Exhibits

27

Signatures

28

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

US Tungsten Corp.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

August 31, 2013

US Tungsten Corp.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended		From inception (January 10, 2007) to
	August 31, 2013	August 31, 2012	August 31,2013
Revenue	$ -	$ -	$ -
Expenses			
Impairment loss on mineral claim		-	13,512
Legal & Accounting	6,900	11,537	105,098
General & Administrative	19,369	7,012	161,430
Stock based compensation	204,666		790,850
Management fees	161,500		184,000
Amortization	333	-	777
Exploration costs	12,655		27,712
Total Expenses	405,423	18,549	1,283,379
Operating Loss	(405,423)	(18,549)	(1,283,379)
Interest expense on letter of credit	(78,742)		(170,510)
Net Loss	$ (484,165)	$ (18,549)	$ (1,453,889)
Basic Loss per Share	$ (0.01)	$ (0.00)	
Weighted Average No. of Common Shares Outstanding - basic	75,750,000	75,750,000

The accompanying notes are an integral part of the financial statements

.

US Tungsten Corp.

(An Exploration Stage Company)

Statement of Stockholders’ Equity/ (Deficit)

From Inception (January 10, 2007) through August 31, 2013

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Common Stock	Additional paid in capital	Stock Payable	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at January 10, 2007	--	$ --	$ --	$ --	$ --	$ --

Common stock for cash ($.001 per share)	12,000,000	12,000	--	--	(7,500)	4,500

Common stock for cash ($.004 per share)	37,500,000	37,500	-	-	(32,500)	5,000

Common stock for cash ($.02 per share)	26,250,000	26,250	-	-	(8,750)	17,500

Contributed capital	--	--	-	-	1,000	1,000

Net loss	--	--	--	--	(3,542)	(3,542)

Balance at May 31, 2007	75,750,000	75,750	-	-	(51,292)	24,458

Net loss	--	--	--	--	(13,324)	(13,324)

Balance at May 31, 2008	75,750,000	75,750	-	-	(64,616)	11,134

Net loss	--	--	--	--	(40,446)	(40,446)

Balance at May 31, 2009	75,750,000	75,750	-	-	(105,062)	(29,312)

Net loss	--	--	--	--	(26,974)	(26,974)

Balance at May 31, 2010	75,750,000	75,750	-	-	(132,036)	(56,286)

Net loss	--	--	--	--	(35,483)	(35,483)

Balance at May 31, 2011	75,750,000	75,750	-	-	(167,519)	(91,769)

						Cont’d..
	Number of shares issued	Common Stock	Additional paid in capital	Stock Payable	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at May 31, 2011	75,750,000	75,750	--	--	(167,519)	(91,769)

Net loss	--	--	--	--	(38,247)	(38,247)

Balance at May 31, 2012	75,750,000	75,750	--	--	(205,766)	(130,016)

100,000 common shares issuable for claims staking	--	--	--	42,000	--	42,000

Shares to be issued for consulting services	--	--	--	46,500	--	46,500

Beneficial conversion feature of line of credit	--	--	260,000	--	--	260,000

Stock based compensation on vested options	--	--	539,684	--	--	539,684

Net loss	--	--	--	--	(811,708)	(811,708)

Balance at May 31, 2013	75,750,000	75,750	799,684	88,500	(1,017,474)	(53,540)

Stock based compensation on vested options	--	--	204,666	--	--	204,666

Net loss	--	--	--	--	(484,166)	(484,166)

Balance at August 31, 2013	75,750,000	$ 75,750	$ 1,004,350	$ 88,500	$ (1,501,640	$ (333,040)

On July 19, 2012, the directors and majority shareholder approved a resolution to forward split the shares on a 1:30 basis, to be effective August 9, 2012.  The number of shares has been retroactively restated to reflect the forward split.

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars) (Unaudited)

Statement of Cash Flows
(unaudited)

	For the three months ended August 31, 2013	For the three months ended August 31, 2012	Inception (January 10, 2007) to August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES			
Net loss	$ (484,166)	$ (18,549)	$ (1,453,889)
Adjustments to reconcile net loss to net cash used in operating activities			
Impairment loss on mineral claim	-	-	13,512
Depreciation and amortisation	334	-	778
Interest expense on convertible note	74,360		161,397
Stock payable for consulting fees	-		-
Stock based compensation	204,666	-	790,850
Changes in operating assets and liabilities:			
Increase in accrued management fee due to related party	87,500		87,500
(Increase) decrease in accrued liabilities	(5,336)	(1,397)	29,510
Increase (decrease) in prepaid expenses	3,051	(10,000)	(9,702)
Net cash provided by (used in) operating activities	(119,591)	(29,946)	(380,044)
CASH FLOWS FROM INVESTING ACTIVITIES			
Purchase of mineral claims	(33,480)	-	(96,992)
Advance paid for claims staking	-		(25,000)
Website development cost incurred	-		(4,000)
Net cash used in investing activities.	(33,480)	-	(125,992)
CASH FLOWS FROM FINANCING ACTIVITIES			
Bank Overdraft	-	1,401	-
Repayment of loan from related party	-		(122,000)
Contributed capital by related party	-	-	1,000
Payments to other loans	(4,375)		7,266
Advances from Related party	-	33,086	231,178
Proceeds from letter of credit	125,000		451,000
Proceeds from sale of common stock	-	-	27,000
Net cash provided by financing activities	120,625	34,487	595,444
NET CHANGE IN CASH	(32,446)	(459)	89,408
CASH AT BEGINNING OF YEAR	121,849	-	-
CASH AT END OF YEAR	89,403	(459)	89,408
SUPPLEMENTAL INFORMATION:			
Beneficial conversion feature	$ 260,000	$ -	$ 260,000
Stock payable for advance on acquisition of mineral claim	$ -	$ -	$ 42,000
Income taxes paid	$ -	$ -	$ -

                           The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2013

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

The Company is devoting all of its present efforts to securing and establishing new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($1,501,640) as of August 31, 2013 and has working capital deficit of ($419,742) and ($107,096) as at August 31, 2013 and May 31, 2013, respectively.

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

At August 31, 2013, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Note 2:

Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

US Tungsten Corp.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2013

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

August 31, 2013

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

August 31, 2013

Note 2:

Significant Accounting Policies – (continued)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2013 and May 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

August 31, 2013

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

Asset Retirement Obligation

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability and is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.

US Tungsten Corp.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2013

Note 3:

Recent accounting pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

Note 4:

Website

The Company’s website development costs consist of the following:

	August 31	May 31
	2013	2013
Website	$ 4,000	$ 4,000
Less - accumulated amortization	(778)	(444)
Net fixed assets	$ 3,222	$ 3,556

Amortization of $334 and $nil is included in general and administrative expenses in the statement of operations for the periods ended August 31, 2013 and August 31, 2012, respectively.

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

August 31, 2013

Note 5:

Mineral Claim – (continued)

Cash payments totalling $1,000,000 payable as follows:

-

$5,000 upon the execution of an assignment agreement, (paid);

-

$5,000 on or before October 1, 2012, (paid);

-

$15,000 on or before June 18, 2013, (paid);

-

$20,000 on or before June 18, 2014;

-

$25,000 on or before June 18, 2015;

-

$30,000 on or before June 18, 2016;

-

$35,000 on or before June 18, 2017;

-

$40,000 on or before June 18, 2018;

-

$45,000 on or before June 18, 2019;

-

$50,000 on or before June 18, 2020;

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

August 31, 2013

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

On February 19, 2013, the Company entered into a share cancellation/return to treasury agreement with Matthew Markin, President, wherein Matthew Markin has agreed to the cancellation and return to treasury of 123,000,000 shares of common stock of Company held by Matthew Markin.

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

On March 1, 2013, the Company granted 240,000 fully vested stock options to directors of the Company at $0.30 per share expiring March 1, 2018.

US Tungsten Corp.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2013

Note 7:

Common Stock – (continued)

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

On May 31, 2013, the Company granted 118,022 fully vested stock options to directors of the Company at $0.31 per share expiring May 31, 2018.

On June 1, 2013, the Company granted 500,000 fully vested stock options to a director of the Company at $0.30 per share expiring August 31, 2018.

On August 31, 2013, the Company granted 355,000 fully vested stock options to directors and senior officers of the Company at $0.24 per share expiring August 31, 2018.

During the period ended August 31, 2013, a total of 855,000 options were granted.  The Company recognized stock based consulting expenses totalling $204,666 which was charged to operations.  The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Model.  The following assumptions were made in estimating the fair value:

Expected volatility	179% - 382%
Expected life	5 years
Risk-free interest rate	1.05 – 1.62
Dividend yield	-

At August 31, 2013, the following stock options were outstanding:

US Tungsten Corp.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2013

Note 7:

Common Stock – (continued)

Number of	Exercise
Shares	Price	Expiry Date
240,000	$0.30	March 01, 2018
200,000	$0.30	May 10, 2018
150,000	$0.30	May 14, 2018
1,000,000	$0.30	May 23, 2018
50,000	$0.30	May 24, 2018
118,022	$0.31	May 31, 2018
500,000	$0.30	June 1, 2018
355,000	$0.24	August 31, 2018
2,613,022

At August 31, 2013, no warrants were outstanding.

c.

Stock payable – The Company has accrued for various obligations to issue shares.

On January 31, 2013, the Company has an obligation to issue 100,000 shares in accordance with an agreement to stake additional claims in Montana.  This obligation to issue shares has been accrued at $42,000 and has been recorded as an exploration advance.

On February 11, 2013, the Company entered into an agreement for consulting services with an unrelated party in an arm’s length transaction.  The terms of the agreement is 12 months and requires the issuance of 150,000 restricted common shares after the first three months.  The Company has recognized the shares payable under the contract to August 31, 2013 and has accrued $46,500 as stock payable.

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

US Tungsten Corp.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2013

Note 8:

Reclassification: Stock Split Adjustment

Effective February 19, 2013, the President voluntarily cancelled 123,000,000 shares of his      outstanding common stock of the Company which were cancelled and returned to the pool of the Company’s authorized and unissued shares of common stock.  These cancelled shares were previously recorded in the financials at a total of pre-split 135,000,000.  Since the shares under this agreement have been cancelled without the exchange of consideration to reduce number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement in substance a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as a reduction to the par value of common stock with a corresponding increase to accumulated deficit.

Note 9:

Related Party Transactions

As of August 31, 2013 and May 31, 2013, total advances from a director of the Company were $109,178 and $109,178, respectively and of these advances, $86,515 and $86,515 were from a former director of the Company.  The amounts are unsecured, non interest bearing and are due on demand.

On January 15, 2013 and subsequently amended on May 23, 2013, the Company entered into an employment agreement with a director and senior officer.  Terms of employment include monthly payments of $2,500, payment of a signing bonus in the amount of $5,000 cash (paid) and the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years.  In addition, the Company will grant 50,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $290,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $1,143 at May 31, 2013.

On February 21, 2013 and subsequently amended on May 10, 2013, the Company entered into a director’s association agreement with a new director.  Terms of the agreement include the issuance of 200,000 options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.  In addition, the Company will grant 20,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $62,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $1,200 at May 31, 2013.

US Tungsten Corp.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2013

Note 9:

Related Party Transactions – (continued)

On March 1, 2013 and subsequently amended on May 14, 2013 the Company entered into a director’s advisory agreement with a new director.  Terms of the agreement include the issuance of 50,000 stock options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.  In addition, the Company will grant 50,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.   The Company has recognized a value of $15,500 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $971 at May 31, 2013.

On May 14, 2013 the Company entered into a director’s advisory agreement with a new director.  Terms of the agreement include the issuance of 100,000 stock options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.   In addition, the Company will grant 20,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $31,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $971 at May 31, 2013.

On May 24, 2013 the Company entered into a director’s advisory agreement with a new director.  Terms of the agreement include the issuance of 50,000 stock options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.   In addition, the Company will grant 20,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $14,500 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $400 at May 31, 2013.

On March 1, 2013, the Company entered into an employment agreement with a senior officer.  Terms of the agreement include the issuance of 200,000 stock options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.   In addition, the Company will grant 100,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $80,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $26,000 at May 31, 2013.

US Tungsten Corp.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2013

Note 9:

Related Party Transactions – (continued)

On June 1, 2013, the Company entered into an employment agreement with a director and senior officer.  Terms of the agreement include monthly payments of $15,000, payment of a signing bonus of $100,000, and the issuance of 500,000 stock options at a price of $0.30 exercisable for a period of five years.   In addition, the Company will grant 125,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $129,997 for the options granted upon agreement date.

On August 31, 2013, the Company granted a total of 355,000 options exercisable at a price of $0.224 for a period of five years to directors and senior officers pursuant to the terms of their respective employment and association agreements.  The Company has recognized a value of $74,670 for the options granted upon agreement date.

Note 10:

Line of Credit

On February 2, 2013, the Company entered into an agreement for a $1,000,000 line of credit which is convertible into shares of the Company with an unrelated third party in an arm’s length transaction.  The loan is convertible into shares at a price of $0.30 until February 2, 2014 and bears interest of 5% per year.  As at August 31, 2013 a total of $9,117 was charged to interest. Upon conversion the Company will issue up to 2,000,000 share purchase warrants to purchase 2,000,000 restricted common shares at $0.80 per shares for a period of three years.  The Company and lender have agreed to convert the outstanding balance and interest into shares at the end of the calendar year.

As at August 31, 2013, the Company has received $451,000.  The Company has determined the value associated with the conversion feature in connection with the convertible note payable.  The Company has determined the note, with a face value of $451,000, to have a beneficial conversion feature of $98,607.  The beneficial conversion feature has been accreted and is being amortized over the life of the note (which is calendar year end December 31 for each year when the advance is received; being the proposed date of conversion).  As at August 31, 2013, $161,397 had been amortized and expensed as interest.  The beneficial conversion feature is valued under the intrinsic value method.

US Tungsten Corp.

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2013

Note 11:

Other

On February 21, 2013, Company entered into insurance agreement with a third party. As per agreement the Company needs to pay an annual premium of $17,500.

As a parallel arrangement, Company entered in to a financing arrangement with IPFS Corporation. As per terms of financing agreement the Company paid a cash down payment of $1,493 on signing of the agreement and the balance amount in 11 monthly installments. As on August 31, 2013, $ 7,266 is payable to IPFS Corporation, which is reflected in other loans.

As of August 31, 2013 and May 31, 2013, the Company had prepaid insurance totaling $9,702 and $12,753, respectively.  The prepaid insurance will be expensed on a straight line basis over the remaining life of the insurance policy.  During the periods ended August 31, 2013 and 2012, the Company recorded $4,251 and $NIL of insurance expenses.

Note 12:

Subsequent Event

On October 2, 2013, Matthew Markin resigned as President and Director of the Company

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

Plan of Operation

As at August 31, 2013, we had a cash balance of $89,403, compared to $121,849 as of the year ended May 31, 2013.  Our plan of operation for the twelve months is to complete the geologist recommended work on the Calvert Property, consisting of verifying the historical insitu reserves and a regional exploration program to evaluate the potential for discovering additional reserves along strike.   We estimate that the cost of this program will be approximately $100,000.

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

Results of Operations

Three Months Ended August 31, 2013 Compared to the Three Months Ended August 31, 2012

We have had no operating revenues since our inception on January 10, 2007 through August 31, 2013, and incurred operating expenses in the amount of $405,424 for the three months ended August 31, 2013, compared to operating expenses in the amount of $18,549 for the three months ended August 31, 2012.  Our activities have been financed from the proceeds of share subscriptions and director loans.

During the three months ended August 31, 2012, we incurred a net loss of $(484,166), which resulted in an accumulated deficit of $(1,501,640).

Revenues

We did not generate any revenues during the three months ended August 31, 2013 or the three months ended August 31, 2012.

Expenses

During the three months ended August 31, 2013 and August 31, 2012, legal and accounting fees were $6,900 and $11,537 respectively and general and administrative expenses were $19,369 and $7,012, respectively.  During the three months ended August 31, 2013 we also incurred expenses for management fees of $161,500 (August 31, 2012 - $Nil), stock based compensation of $204,666 (August 31, 2012 - $Nil) and exploration costs of $12,655 (August 31, 2012 - $Nil).

Net Loss

We incurred net losses from operations of $484,166 and $18,549 for the three months ended August 31, 2013 and August 31, 2012, respectively.

Liquidity and Capital Resources

We had cash and cash equivalent of $89,403 as of August 31, 2013, compared to a cash and cash equivalent position of $121,849 at May 31, 2013.  Since inception through to and including August 31, 2013, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000 and advances from a related party of $231,178.

Effective February 2, 2013, we entered into a letter of credit with a non-US person wherein they will loan our company up to $1,000,000 by way of periodic advances at our request for a period of one year.  The loan amounts will be convertible into shares of common stock of our company at a rate of $0.30 per common share and shall bear annual interest of 5% per annum.  As at May 31, 2013 a total of $4,735 was charged to interest. As of the three months ended August 31, 2013, we had received $421,000 and no stock has been issued.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of August 31, 2013.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our first fiscal quarter ended August 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

During the quarter ended August 31, 2013, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.

EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Mineral property agreement dated February 26, 2007 (1)

14.1	Code of Ethics (2)

31.1	Certificate of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

US TUNGSTEN CORP.
/s/Barry Wattenberg
Barry Wattenberg
Chairman, President, Chief Financial Officer and Director
Date:	October 21, 2013