Form 10-Q
period 2013-11-30
US TUNGSTEN CORP.
filed 2014-01-21
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 75,750,000 shares of common stock issued and outstanding as of January 21, 2014.

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

PAGE

Item 1.  Financial Statements (unaudited)

1

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to Financial Statements (unaudited)

6

Item 2.  Management’s Discussion and Analysis

28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

31

Item 4T.  Controls and Procedures

31

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

32

Item 1A. Risk Factors

32

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

32

Item 3.   Defaults upon Senior Securities

32

Item 4.   Mine Safety Disclosures

32

Item 5.   Other Information

32

Item 6.   Exhibits

33

Signatures

34

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

US Tungsten Corp.

(formerly Stealth Resources Inc.)

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	November 30, 2013	May 31, 2013 (As restated – Note 12)
ASSETS

Current assets
Cash and cash equivalents	$ 31,307	$ 121,849
Prepaid expenses	5,451	12,753
Advance on mineral claims	67,000	67,000
Total current assets	103,758	201,602

Other assets

Mineral claims (Note 5)	83,480	50,000
Website – net of amortization (Note 4)	2,889	3,556
Total other assets	86,369	53,556

Total assets	$ 190,127	$ 255,158

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 6)	$ 37,822	$ 34,846
Other loans (Note 11 )	2,891	11,641
Due to related party (Note 9)	161,515	109,178
Letter of credit, net of beneficial conversion feature discount of
$26,760 and $172,967, respectively (Note 10)	504,215	153,033
Total current liabilities	706,443	308,698

Total liabilities	706,443	308,698

Stockholders’ deficit
Common stock $0.001 par value; authorized 2,250,000,000
shares; issued and outstanding: 75,750,000 and 75,750,000, respectively.	75,750	75,750
Additional paid-in capital	1,434,336	1,089,679
Stock payable	88,500	88,500
Deficit accumulated during the exploration stage	(2,114,902)	(1,307,469)

Total stockholders’ deficit	(516,316)	(53,540)

Total liabilities and stockholders’ deficit	$ 190,127	$ 255,158

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

					From Inception
					(January 10, 2007)
	Three months ended		Six months ended		Through
	November 30,		November 30,		November 30,
	2013	2012	2013	2012	2013

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses

Impairment loss on mineral claim	-	-	-	-	13,512
Legal and accounting	10,900	3,400	17,800	14,937	115,998
General and administrative	24,005	2,274	43,373	9,286	185,434
Management fees	69,837	-	231,337	-	253,837
Stock based compensation	124,142	-	339,325	-	1,215,504
Exploration costs	-	-	12,655	-	27,712
Amortization	334	-	667	-	1,111
Total expenses	229,218	5,674	645,157	24,223	1,813,108

Operating loss	(229,218)	(5,674)	(645,157)	(24,223)	(1,813,108)

Other expenses
Interest expense on letter of credit	(83,533)	-	(162,276)	-	(254,044)

Net loss	$ (312,751)	$ (5,674)	$ (807,433)	$ (24,223)	$ (2,067,152)

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of common shares outstanding
	75,750,000	75,750,000	75,750,000	75,750,000

The accompanying notes are an integral part of the financial statements

.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

			From Inception (January 10, 2007)
	Six months ended November 30,		through
	2013	2012	November 30, 2013

Cash flows from operating activities:
Net loss	$ (807,433)	$ (24,223)	$ (2,067,152)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	667	-	1,111
Amortization of beneficial conversion feature	162,275	-	254,044
Stock based compensation	339,325	-	1,215,504
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	7,302	-	(5,451)
Increase (decrease) in accounts payable and accrued liabilities	(7,760)	1,425	22,351
Mineral property expenditures impaired	-	-	13,512

Net cash used in operating activities	(305,624)	(22,798)	(566,081)

Cash flows from investing activities:

Purchase of mineral claims	(33,480)	(50,000)	(96,992)
Advance for claim acquisition	-	(7,350)	(25,000)
Website development cost	-	-	(4,000)

Net cash used in investing activities	(33,480)	(57,350)	(125,992)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	27,000
Contributed capital by related party	-	-	1,000
Payment to other loans	(8,750)	-	2,891
Repayment of loan from related party	(65,163)	-	(187,163)
Proceeds from loan from related party	117,500	80,836	348,677
Proceeds from letter of credit	204,975	-	530,975

Net cash provided by financing activities	248,562	80,836	723,380

(Decrease) increase in cash and cash equivalents	(90,542)	688	31,307

Cash and cash equivalents, beginning of year	121,849	459	-

Cash and cash equivalents, end of year	$ 31,307	$ 1,147	$ 31,307

Non – cash investing and financing activities:
Beneficial conversion feature	$ 5,332	$ -	$ 265,332

Stock payable for advance on acquisition of mineral claim	$ -	$ -	$ 42,000

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

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

The Company is devoting all of its present efforts to securing and establishing new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($2,114,902) as of November 30, 2013 and has working capital deficit of ($602,685) and ($107,096) as at November 30, 2013 and May 31, 2013, respectively.

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

At November 30, 2013, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 2:

Significant Accounting Policies (continued)

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

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 2:

Significant Accounting Policies (continued)

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2013 and May 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 2:

Significant Accounting Policies (continued)

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

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 2:

Significant Accounting Policies (continued)

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

Note 4:

Website

The Company’s website development costs consist of the following:

	November 30,	May 31,
	2013	2013
Website	$ 4,000	$ 4,000
Less - accumulated amortization	(1,111)	(444)
Net fixed assets	$ 2,889	$ 3,556

Amortization of $667 and $nil is included in general and administrative expenses in the statement of operations for the periods ended November 30, 2013 and November 30, 2012, respectively.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

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

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 5:

Mineral Claim (continued)

On January 31, 2013, the Company entered into an agreement to stake additional claims in Montana.  The Company has advanced $25,000 to stake additional mineral claims located in Calvert, Montana.  Once completed, and should the Company wish to proceed with the staking of the Greenstone area we will be required to pay to Dykes Geologic $15,000. The Company also has an obligation to issue 100,000 shares as part of the acquisition which has been valued at $42,000 and accrued as stock payable.

On June 6, 2013, the Company filed its geological report on the Property in an 8K.

As at November 30, 2014, a total of $83,480 has been paid for the Property .

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

November 30, 2013

Note 7:

Common Stock (continued)

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

On May 23, 2013, the Company granted 2,000,000 fully vested stock options to a director of the Company at $0.30 per share expiring May 23, 2018. (See Note 12)

On May 24, 2013, the Company granted 50,000 fully vested stock options to a director of the Company at $0.30 per share expiring May 24, 2018.

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

On September 24, 2013, the Company granted 80,000 fully vested stock options to an advisor of the Company at $0.30 per share expiring September 24, 2018.

On October 7, 2013, the Company cancelled 500,000 stock options exercisable at $0.30 and 125,000 stock options exercisable at $0.28 pursuant to a settlement agreement with a former director and officer.  The Company also cancelled a total of 113,407 stock options granted under its stock option plan.  The Company granted a total of 260,000 fully vested stock options to directors and officers of the Company at $0.30 expiring October 7, 2018.

On November 30, 2013, the Company granted 224,945 fully vested stock options to directors and senior officers of the Company at $0.18 per share expiring November 30, 2018.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 7:

Common Stock (continued)

On November 22, 2013, the Company resolved to suspend the granting of incentive options to directors and senior officers under the stock option plan and various employment and advisory agreements effective November 30, 2013.    All options due on November 30, 2013 were issued except those issuable to Barry Wattenberg which were cancelled.

During the period ended November 30, 2013, a total of 1,485,000 options were granted.  The Company recognized stock based consulting expenses totalling $339,325 which was charged to operations.  The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Model.  The following assumptions were made in estimating the fair value:

Expected volatility	160.36% - 382%
Expected life	5 years
Risk-free interest rate	1.05 – 1.62
Dividend yield	-

At November 30, 2013, the following stock options were outstanding:

Number of	Exercise
Options	Price	Expiry Date
200,000	$0.30	March 01, 2018
200,000	$0.30	May 10, 2018
150,000	$0.30	May 14, 2018
2,000,000	$0.30	May 23, 2018
50,000	$0.30	May 24, 2018
109,011	$0.31	May 31, 2018
280,000	$0.24	August 31, 2018
80,000	$0.30	September 24, 2018
300,000	$0.30	October 7, 2018
224,945	$0.18	November 30, 2018
3,533,956

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

November 30, 2013

Note 7:

Common Stock (continued)

On February 19, 2013, the Company recorded the fair value of the beneficial conversion feature of funds received from the line of credit (see note 10), total beneficial conversion feature was recorded to additional paid - in capital in the amount of $100,000.

On September 25, 2013, the Company recorded the fair value of the beneficial conversion feature of funds received from the line of credit (see note 10), total beneficial conversion feature was recorded to additional paid - in capital in the amount of $5,332.

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

Note 9:

Related Party Transactions

As of November 30, 2013 and May 31, 2013, total advances from a former director and senior officer of the Company were $75,000 and $22,663, respectively and advances from a former director of the Company were $86,515 and $86,515, respectively.  The amounts are unsecured, non interest bearing and are due on demand.

On January 15, 2013 and subsequently amended on May 23, 2013, the Company entered into an employment agreement with a director and senior officer.  Terms of employment include monthly payments of $5,000, payment of a signing bonus in the amount of $5,000 cash (paid) and the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years.  In addition, the Company will grant 50,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $290,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $1,143 at May 31, 2013.  During the period the Company discovered that an independent association agreement dated May 23, 2013 with the director and senior officer was not considered and the compensation was not recorded in the year ended May 31, 2013.  The agreement called for the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years.  The Company has recognized a value of $289,995 for the options granted upon agreement dated and will be filing amended financial statements for the periods affected (see Note 12).  As at August 31, 2013, 50,000 options with a value of $10,570 were granted.  At November 30, 2013, it was agreed that the obligation to issue quarterly options would be cancelled and no options were granted.

On February 21, 2013 and subsequently amended on May 10, 2013, the Company entered into a director’s association agreement with a new director.  Terms of the agreement include the issuance of 200,000 options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.  In addition, the Company will grant 20,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $62,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $1,200 at May 31, 2013.  On October 7, 2013, the Company amended the director’s association agreement and granted and additional 200,000 options at a price of $0.30 exercisable for a period of five years.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 9:

Related Party Transactions (continued)

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

On August 31, 2013, the Company granted a total of 405,000 options exercisable at a price of $0.24 for a period of five years to directors and senior officers pursuant to the terms of their respective employment and association agreements.  The Company has recognized a value of $85,187 for the options granted.  On November 22, 2013, the Company resolved to suspended the quarterly grants of option and a total of 79,011 options previously granted were waived and cancelled.

On September 24, 2013, the Company entered into an employment agreement with a senior officer.  Terms of the agreement include the issuance of 80,000 stock options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended. In addition, the Company will grant 20,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 9:

Related Party Transactions (continued)

The Company has recognized a value of $23,147 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $2,213 at November 30, 2013.

On October 7, 2013, the Company entered into a settlement agreement to terminate an employment agreement with a director and senior officer.  Terms of the agreement include cash payments totaling $130,000, settlement of amounts advanced by the director and senior officer, and the cancellation of a total of 625,000 fully vested stock options.  A total of $55,000 has been paid under this agreement.

On October 7, 2013, the Company granted 300,000 options to a director and  officer exercisable at a price of $0.30 for a period of five years as compensation for a settlement agreement.

On November 30, 2013, the Company granted a total of 224,945 options exercisable at a price of $0.18 for a period of five years to directors and senior officers pursuant to the terms of their respective employment and association agreements.  The Company has recognized a value of $33,303 for the options granted in the period.

Note 10:

Line of Credit

On February 2, 2013, the Company entered into an agreement for a $1,000,000 line of credit which is convertible into shares of the Company with an unrelated third party in an arm’s length transaction.  The loan is convertible into shares at a price of $0.30 until February 2, 2014 and bears interest of 5% per year.  As at November 30, 2013 a total of $15,471 was charged to interest. Upon conversion the Company will issue up to 2,000,000 share purchase warrants to purchase 2,000,000 restricted common shares at $0.80 per shares for a period of three years.  The Company and lender have agreed to convert the outstanding balance and interest into shares at the end of the calendar year. No loan has been converted as on December 31, 2013.

As at November 30, 2013, the Company has received $530,975.  The Company has determined the value associated with the conversion feature in connection with the convertible note payable.  The Company has determined the note, with a face value of $530,975, to have a beneficial conversion feature of $26,760.  The beneficial conversion feature has been accreted and is being amortized over the life of the note (which is calendar year end December 31 for each year when the advance is received; being the proposed date of conversion).  As at November 30, 2013, $238,572 had been amortized and expensed as interest.  The beneficial conversion feature is valued under the intrinsic value method.

Note 11:

Other

On February 21, 2013, Company entered in to insurance agreement with a third party. As per agreement the Company needs to pay an annual premium of $17,500.

As a parallel arrangement, Company entered in to a financing arrangement with IPFS Corporation. As per terms of financing agreement the Company paid a cash down payment of $1,493 on signing of the agreement and the balance amount in 11 monthly installments. As of November 30, 2013, $2,891 is payable to IPFS Corporation, which is reflected in other loans.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 11:

Other (continued)

As of November 30, 2013 and May 31, 2013, the Company had prepaid insurance totaling $5,451 and $12,753, respectively.  The prepaid insurance will be expensed on a straight line basis over the remaining life of the insurance policy.  During the periods ended November 30, 2013 and 2012, the Company recorded $8,502 and $NIL of insurance expenses.

Note 12:

Restatement

During the six months ended November 30, 2013, the management of the Company discovered and realized that the Independent Association agreement entered into on May 23, 2013 with Barry Wattenberg, appointing him as the Executive of the Company, was not considered and the effect of the compensation agreed upon in the agreement was not recorded during the audit period May 31, 2013 and three month period ended August 31, 2013. The Company intends to file an amended 10KA for the year ended May 31, 2013 correcting the errors and file the financials with corrected numbers. The Company also intends to file an amended 10QA for the three month period ended August 31, 2013 to correct the errors and file financials with the corrected numbers.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 12:

Restatement (cont’d)

Balance Sheet	As Originally	Adjustments	As
As of May 31, 2013	Filed	Increase/(Decrease)	Restated

ASSETS

Current assets
Cash and cash equivalents	$ 121,849	$ -	$ 121,849
Prepaid expenses	12,753	-	12,753
Advance on mineral claims	67,000	-	67,000
Total current assets	201,602	-	201,602

Other assets

Mineral claims (Note 5)	50,000	-	50,000
Website – net of amortization (Note 4)	3,556	-	3,556
Total other assets	53,556	-	53,556

Total assets	$ 255,158	$ -	$ 55,158

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 6)	$ 34,846	$ -	$ 34,846
Other loans (Note )	11,641	-	11,641
Due to related party (Note 9)	109,178	-	109,178

Letter of credit, net of beneficial conversion feature discount of $172,967 respectively (Note 10)	153,033	-	153,033
Total current liabilities	308,698	-	308,698

Total liabilities	308,698	-	308,698

Stockholders’ deficit

Common stock $0.001 par value; authorized 2,250,000,000 shares; issued and outstanding: 75,750,000.	75,750	-	75,750
Additional paid-in capital	799,684	289,995	1,089,679
Stock payable	88,500	-	88,500
Deficit accumulated during the exploration stage	(1,017,474)	(289,995)	(1,307,469)

Total stockholders’ deficit	(53,540)	-	(53,540)

Total liabilities and stockholders’ deficit	$ 255,158	$ -	$ 255,158

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 12:

Restatement (cont’d)

Statements of Operations
(Expressed in U.S. Dollars)
For the year ended May 31, 2013

	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated

Revenue	$ -	$ -	$ -

Expenses

Impairment loss on mineral claim	$ -	$ -	$ -
Legal and accounting	31,589	-	31,589
General and administrative	64,166	-	64,166
Management fees	22,500	-	22,500
Stock based compensation	586,184	289,995	876,179
Exploration costs	15,057	-	15,057
Amortization	444	-	444
Total expenses	719,940	289,995	1,009,935

Operating loss	(719,940)	-	(1,009,935)

Other expenses
Interest expense	(91,768)	-	(91,768)

Net loss	$ (811,708)	$ (289,995)	$ (1,101,703)

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 12:

Restatement (cont’d)

Statements of Operations
(Expressed in U.S. Dollars)
From Inception (January 10, 2007) through May 31, 2013

	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated

Revenue	$ -	$ -	$ -

Expenses

Impairment loss on mineral claim	$ 13,512	$ -	$ 13,512
Legal and accounting	98,198	-	98,198
General and administrative	142,061	-	142,061
Management fees	22,500	-	22,500
Stock based compensation	586,184	289,995	876,179
Exploration costs	15,057	-	15,057
Amortization	444	-	444
Total expenses	877,956	289,995	1,167,951

Operating loss	(877,956)	(289,995)	(1,167,951)

Other expenses
Interest expense	(91,768)	-	(91,768)

Net loss	$ (969,724)	$ (289,995)	$ (1,259,719)

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 12:

Restatement (cont’d)

Statement of Cash Flows
For the year ended May 31, 2013
(Audited)
	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated
Cash flows from operating activities:
Net loss	$ (811,708)	$ (289,995)	$ (1,101,703)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	444	-	444
Amortization of beneficial conversion feature	87,033	-	87,033
Stock based compensation	586,184	289,995	876,179
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,753)	-	(12,753)
Increase in accounts payable and accrued liabilities	28,969	-	28,969
Net cash used in operating activities	(121,831)	-	(121,831)
Cash flows from investing activities:
Purchase of mineral claims	(50,000)	-	(50,000)
Advance for claim acquisition	(25,000)	-	(25,000)
Website development cost	(4,000)	-	(4,000)
Net cash used in investing activities	(79,000)	-	(79,000)
Cash flows from financing activities:
Bank overdraft	-	-	-
Proceeds from sale of common stock	-	-	-
Contributed capital by related party	-	-	-
Proceeds from other loans	11,641	-	11,641
Repayment of loan from related party	(122,250)	-	(122,250)
Proceeds from loan from related party	106,830	-	106,830
Proceeds from letter of credit	326,000		326,000
Net cash used in financing activities	322,221	-	322,221
(Decrease) increase in cash and cash equivalents	121,390	-	121,390
Cash and cash equivalents, beginning of year	459	-	459
Cash and cash equivalents, end of year	$ 121,849	$ -	$ 121,849
Non – cash investing and financing activities:
Beneficial conversion feature	$ 260,000	$ -	$ 260,000

Stock payable for advance on acquisition of mineral claim	$ 42,000	$ -	$ 42,000

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 12:

Restatement (cont’d)

Statement of Cash Flows
From Inception (January 10, 2007) through May 31, 2013
(Audited)
	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated
Cash flows from operating activities:
Net loss	$ (969,723)	$ (289,995)	$ (1,259,718)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	444	-	444
Amortization of beneficial conversion feature	91,768	-	91,768
Stock based compensation	586,184	289,995	876,179
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,753)	-	(12,753)
Increase in accounts payable and accrued liabilities	30,111	-	30,111
Mineral property expenditures written down	13,512	-	13,512
Net cash used in operating activities	(260,458)	-	(260,458)
Cash flows from investing activities:
Purchase of mineral claims	(63,512)	-	(63,512)
Advance for claim acquisition	(25,000)	-	(25,000)
Website development cost	(4,000)	-	(4,000)
Net cash used in investing activities	(92,512)	-	(92,512)
Cash flows from financing activities:
Bank overdraft	-	-	-
Proceeds from sale of common stock	27,000	-	27,000
Contributed capital by related party	1,000	-	1,000
Proceeds from other loans	11,641	-	11,641
Repayment of loan from related party	(122,000)	-	(122,000)
Proceeds from loan from related party	231,178	-	231,178
Proceeds from letter of credit	326,000		326,000
Net cash used in financing activities	474,819	-	474,819
(Decrease) increase in cash and cash equivalents	121,849	-	121,849
Cash and cash equivalents, beginning of year	-	-	-
Cash and cash equivalents, end of year	$ 121,849	$ -	$ 121,849
Non – cash investing and financing activities:
Beneficial conversion feature	$ 260,000	$ -	$ 260,000
Stock payable for advance on acquisition of mineral claim	$ 42,000	$ -	$ 42,000

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 12:

Restatement (cont’d)

Balance Sheet	As Originally	Adjustments	As
As of August 31, 2013	Filed	Increase/(Decrease)	Restated

ASSETS

Current assets
Cash and cash equivalents	$ 89,403	$ -	$ 89,403
Prepaid expenses	9,702	-	9,702
Advance on mineral claims	67,000	-	67,000
Total current assets	166,105	-	166,105

Other assets

Mineral claims (Note 5)	83,480	-	83,480
Website – net of amortization (Note 4)	3,222	-	3,222
Total other assets	86,702	-	86,702
Total assets	$ 252,807	$ -	$ 252,807

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 6)	$ 29,510	$ -	$ 29,510
Accrued Management fee due to related party	87,500	-	87,500
Other loans (Note 11)	7,266	-	7,266
Due to related party (Note 9)	109,178	-	109,178
Letter of credit, net of beneficial conversion feature discount of $98,607, respectively (Note 10)	352,393	-	352,393
Total current liabilities	585,847	-	585,847

Total liabilities	585,847	-	585,847

Stockholders’ deficit
Common stock $0.001 par value; authorized 2,250,000,000
shares; issued and outstanding: 75,750,000, respectively.	75,750	-	75,750
Additional paid-in capital	1,004,350	300,512	1,304,862
Stock payable	88,500	-	88,500
Deficit accumulated during the exploration stage	(1,501,640)	(300,512)	(1,802,152)

Total stockholders’ deficit	(333,040)	-	(333,040)

Total liabilities and stockholders’ deficit	$ 252,807	$ -	$ 252,807

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 12:

Restatement (cont’d)

Statements of Operations
(Expressed in U.S. Dollars)
For the three months ended August 31, 2013
	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated
Revenue	$ -	$ -	$ -
Expenses
Impairment loss on mineral claim	$ -	$ -	$ -
Legal and accounting	6,900	-	6,900
General and administrative	19,369	-	19,369
Management fees	161,500	-	161,500
Stock based compensation	204,666	10,517	215,183
Exploration costs	12,655	-	12,655
Amortization	333	-	333
Total expenses	405,423	10,517	415,940
Operating loss	(405,423)	-	(415,940)
Other expenses
Interest expense	(78,742)	-	(78,742)

Net loss	$ (484,165)	$ (10,517)	$ (494,682)

Statements of Operations
(Expressed in U.S. Dollars)
From Inception (January 10, 2007) through August 31, 2013

	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated
Revenue	$ -	$ -	$ -
Expenses
Impairment loss on mineral claim	$ 13,512	$ -	$ 13,512
Legal and accounting	105,098	-	105,098
General and administrative	161,430	-	161,430
Management fees	184,000	-	184,000
Stock based compensation	790,850	300,512	1,091,362
Exploration costs	27,712	-	27,712
Amortization	777	-	777
Total expenses	1,283,379	300,512	1,583,891
Operating loss	(1,283,379)	(300,512)	(1,583,891)
Other expenses
Interest expense	(170,510)	-	(170,510)
Net loss	$ (1,453,889)	$ (300,512)	$(1,754,401)

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 12:

Restatement (cont’d)

Statement of Cash Flows
For the period ended August 31, 2013
	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated
Cash flows from operating activities:
Net loss	$ (484,166)	$ (10,517)	$(494,683)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	334	-	334
Amortization of beneficial conversion feature	74,360	-	74,360
Stock based compensation	204,666	10,517	215,183
Changes in operating assets and liabilities:
Increase in prepaid expenses	3,051	-	3,051
Increase in accrued managemnet fee due to related party	87,500	-	87,500
Increase in accounts payable and accrued liabilities	(5,336)	-	(5,336)
Net cash used in operating activities	(119,591)	-	(119,591)
Cash flows from investing activities:
Purchase of mineral claims	(33,480)	-	(33,480)
Advance for claim acquisition	-	-	-
Website development cost	-	-	-
Net cash used in investing activities	(33,480)	-	(33,480)
Cash flows from financing activities:
Bank overdraft	-	-	-
Proceeds from sale of common stock	-	-	-
Contributed capital by related party	-	-	-
Payments to other loans	(4,375)	-	(4,375)
Repayment of loan from related party	-	-	-
Proceeds from loan from related party	-	-	-
Proceeds from letter of credit	125,000	-	125,000
Net cash used in financing activities	120,625	-	120,625
(Decrease) increase in cash and cash equivalents	(32,446)	-	(32,446)
Cash and cash equivalents, beginning of year	121,849	-	121,849
Cash and cash equivalents, end of year	$ 89,403.00	$ -	$89,403.00
Non – cash investing and financing activities:
Beneficial conversion feature	$ 260,000	$ -	$ 260,000
Stock payable for advance on acquisition of mineral claim	$ -	$ -	$ -

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2013

Note 12:

Restatement (cont’d)

Statement of Cash Flows
From Inception (January 10, 2007) through August 31, 2013

	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated
Cash flows from operating activities:
Net loss	$ (1,453,889)	$ (300,512)	$(1,754,401)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss on mineral claim	13,512	-	13,512
Amortization	778	-	778
Amortization of beneficial conversion feature	161,397	-	161,397
Stock based compensation	790,850	300,512	1,091,362
Changes in operating assets and liabilities:
Increase in prepaid expenses	(9,702)	-	(9,702)
Increase in accrued managemnet fee due to related party	87,500	-	87,500
Increase in accounts payable and accrued liabilities	29,510	-	29,510
Net cash used in operating activities	(380,044)	-	(380,044)
Cash flows from investing activities:
Purchase of mineral claims	(96,992)	-	(96,992)
Advance for claim acquisition	(25,000)	-	(25,000)
Website development cost	(4,000)	-	(4,000)
Net cash used in investing activities	(125,992)	-	(125,992)
Cash flows from financing activities:
Proceeds from sale of common stock	27,000	-	27,000
Contributed capital by related party	1,000	-	1,000
Proceeds to other loans	7,266	-	7,266
Repayment of loan from related party	(122,000)	-	(122,000)
Proceeds from loan from related party	231,178	-	231,178
Proceeds from letter of credit	451,000	-	451,000
Net cash used in financing activities	595,444	-	595,444
(Decrease) increase in cash and cash equivalents	89,408	-	89,408
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ 89,408	$ -	$89,408
Non – cash investing and financing activities:
Beneficial conversion feature	$ 260,000	$ -	$ 260,000
Stock payable for advance on acquisition of mineral claim	$ 42,000	$ -	$ 42,000

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

Plan of Operation

As at November 30, 2013, we had a cash balance of $31,307, compared to $121,849 as of the year ended May 31, 2013.  Our plan of operation for the twelve months is to complete the geologist recommended work on the Calvert Property, consisting of verifying the historical insitu reserves and a regional exploration program to evaluate the potential for discovering additional reserves along strike.   We estimate that the cost of this program will be approximately $100,000.

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

Results of Operations

Three Months Ended November 30, 2013 Compared to the Three Months Ended November 30, 2012

We have had no operating revenues since our inception on January 10, 2007 through November 30, 2013, and incurred operating expenses in the amount of $229,218 for the three months ended November 30, 2013, compared to operating expenses in the amount of $5,674 for the three months ended November 30, 2012.  Our activities have been financed from the proceeds of share subscriptions and director loans.

During the three months ended November 30, 2013, we incurred a net loss of $(312,751), which resulted in an accumulated deficit of $(2,114,902).

Six Months Ended November 30, 2013 Compared to the Six Months Ended November 30, 2012

We have had no operating revenues since our inception on January 10, 2007 through November 30, 2013, and incurred operating expenses in the amount of $645,157 for the six months ended November 30, 2013, compared to operating expenses in the amount of $24,223 for the six months ended November 30, 2012.  Our activities have been financed from the proceeds of share subscriptions and director loans.

During the six months ended November 30, 2013, we incurred a net loss of $(807,433), which resulted in an accumulated deficit of $(2,114,902).

Revenues

We did not generate any revenues during the six months ended November 30, 2013 or the six months ended November 30, 2012.  We did not generate any revenues during the three months ended November 30, 2013 or the three months ended November 30, 2012.

Expenses

During the six months ended November 30, 2013 and November 30, 2012, legal and accounting fees were $17,800 and $14,937, respectively and general and administrative expenses were $43,373 and $9,286, respectively.  During the six months ended November 30, 2013 we also incurred expenses for management fees of $231,337 (November 30, 2012 - $Nil), stock based compensation of $339,325 (November 30, 2012 - $Nil), amortization expense of $667 (November 30, 2012 -$Nil) and exploration costs of $12,655 (November 30, 2012 - $Nil).  During the three months ended November 30, 2013 and November 30, 2012, legal and accounting fees were $10,900 and $3,400, respectively and general and administrative expenses were $24,005 and $2,274, respectively.  During the three months ended November 30, 2013 we also incurred expenses for management fees of $69,837 (November 30, 2012 - $Nil), stock based compensation of $124,142 (November 30, 2012 - $Nil), amortization expense of $3347 (November 30, 2012 -$Nil) and exploration costs of $12,655 (November 30, 2012 - $Nil).

Net Loss

We incurred net losses from operations of $645,157 and $24,223 for the six months ended November 30, 2013 and November 30, 2012, respectively.  We incurred net losses from operations of $229,218 and $5,674 for the three months ended November 30, 2013 and November 30, 2012, respectively.

Liquidity and Capital Resources

We had cash and cash equivalent of $31,307 as of November 30, 2013, compared to a cash and cash equivalent position of $121,849 at May 31, 2013.  Since inception through to and including November 30, 2013, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000 and advances from a related party of $348,677.

Effective February 2, 2013, we entered into a letter of credit with a non-US person wherein they will loan our company up to $1,000,000 by way of periodic advances at our request for a period of one year.  The loan amounts will be convertible into shares of common stock of our company at a rate of $0.30 per common share and shall bear annual interest of 5% per annum.  As at May 31, 2013 a total of $4,735 was charged to interest. As of the six months ended November 30, 2013, we had received $530,975 and no stock has been issued.  A total of $10,736 was charged to interest for the six months ended November 30, 2013.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of November 30, 2013.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our first fiscal quarter ended November 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

During the quarter ended November 30, 2013, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

US TUNGSTEN CORP.
/s/Barry Wattenberg
Barry Wattenberg
Chairman, President, Chief Financial Officer and Director
Date:	January 21, 2014