Form 10-K/A
period 2013-05-31
US TUNGSTEN CORP.
filed 2014-03-21
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended May 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

US Tungsten Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended May 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2013 (the “Original Filing”), to reflect the effect of the compensation agreed upon in the Independent Association Agreement entered into on May 23, 2013 with Barry Wattenberg, appointing him as the Executive of the Company.  During the six months ended November 30, 2013, management of the Company discovered and realized that the effect of the compensation agreed upon in the agreement was not recorded during the year ended May 31, 2013 or the three month period ended August 31, 2013.

Other than as set forth herein, this Amendment does not affect any other parts of or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.  This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s chief executive officer and chief financial officer are filed as Exhibits 31.3 and 31.4 to this Form 10-K/A.

ii

PART I

Item 1.	Business

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed in this annual report. In some cases, you can identify forward-looking statements by terminology such as ’‘may,’’ ’‘will,’’ ’’should,’’ ’‘expects,’’ ’‘plans,’’ ’‘anticipates,’’ ’‘believes,’’ ’‘estimates,’’ ’‘predicts,’’ ’‘potential’’ or ’‘continue’’ or the negative of these terms or other comparable terminology; as well as terms such as “is expected to continue to increase over the next several years”, “is increasing at an exponential rate”, and “to take advantage of this anticipated shift”.

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

Effective October 1, 2012, we entered into a Property Option Agreement with the Optionors to clarify and confirm the rights and obligations of our company and the Optionors pursuant to the terms of the LOI. Pursuant to the terms of the Property Option Agreement we have the following obligations:

1.	The Optionor grants to us the sole and exclusive right and option to acquire up to an undivided 100% right, title and interest in and to the Calvert Claims, free and clear of all charges, encumbrances, claims, liabilities and adverse interests of any nature or kind, except for the NSR royalty referred to below.

2.	The option shall be exercisable by us by paying the following amounts to the Optionors:

●	$5,000 by June 18, 2012 (which amount has been paid by John M. Pulos on behalf of the Company);

●	$5,000 by October 1, 2012 (paid);

●	$15,000 by June 18, 2013;

●	$20,000 by June 18, 2014;

●	$25,000 by June 18, 2015;

●	$30,000 by June 18, 2016

●	$35,000 by June 18, 2017;

●	$40,000 by June 18, 2018;

●	$45,000 by June 18, 2019;

●	$50,000 by June 18, 2020;

●	$50,000 each subsequent year until an aggregate of $1,000,000 has been paid to Optionor.

3.	Upon commencement of commercial production on the Calvert Claims, we shall pay the Optionor a net smelter return (“NSR”) royalty equal to 2% of net smelter returns.

4.	We may, within 9 months after commencement of commercial production acquire one point eight percent (1.8% of the total 2%) of the NSR royalty from the Optionor for $1,500,000.

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
10

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

Forward-looking statements

This report contains “forward-looking statements” relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth. For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include the following:

●	our ability to raise additional funding;

●	the market price for minerals that may be found on the Calvert Property;

●	the results of our proposed exploration programs on the Calvert property; and

●	our ability to find joint venture partners for the development of our property interests

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

For the fiscal year ended May 31, 2013, general and administrative expenses were $64,166, compared to $24,747 for the year ended May 31, 2012; legal and accounting expenses were $31,589, compared to $13,500 for the year ended May 31, 2012; and management fees were $22,500, compared to $Nil for the year ended May 31, 2012; exploration expenses were $15,057, compared to $Nil for the year ended May 31, 2012; amortization was $444, compared to $Nil for the year ended May 31, 2012. During the year ended May 31, 2013, we also incurred stock based compensation of $876,179, compared to $Nil for the year ended May 31, 2012. Interest expense of $91,768 was incurred for the year ended May 31, 2013 as compared to $Nil for the year ended May 31, 2012.

For the period from inception on January 10, 2007 through May 31, 2013, general and administrative expenses were $142,061, legal and accounting expenses were $98,198, management fees were $22,500, impairment on mineral claim was $13,512, amortization was $444, exploration costs was $15,057 and stock based compensation was $876,179. Interest expense was $91,768.

During our fiscal year ended May 31, 2013, we incurred a net loss of $1,101,703, which resulted in an accumulated deficit of $1,307,469.

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

Amended and restated

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

As described in Note 13, these financial statements has been restated as the Company discovered and realized that Independent Association agreement entered into on May 23, 2013 with Barry Wattenberg, appointing him as the Executive of the Company, was not considered and the effect of the compensation agreed upon in the agreement was not recorded during the audit period May 31, 2013. The Company intends to file an amended 10K/A for the year ended May 31, 2013 correcting the errors and file the financials with corrected numbers.

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

De Joya Griffith, LLC
Henderson, Nevada
September 9, 2013 (Except Note 13 as stated above, for which the date is February 25, 2014)
F-2

US Tungsten Corp.	Amended and Restated
(fka Stealth Resources Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Audited)

	May 31, 2013	May 31, 2012
ASSETS

Current assets
Cash and cash equivalents	$121,849	$459
Prepaid expenses	12,753	-
Advance on mineral claims	67,000	-
Total current assets	201,602	459

Other assets

Mineral claims (Note 5)	50,000	-
Website – net of amortization (Note 4)	3,556	-
Total other assets	53,556	-

Total assets	$255,158	$459

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 6)	$34,846	$5,877
Other loans (Note 12 )	11,641	-
Due to related party (Note 9)	109,178	124,598
Letter of credit, net of beneficial conversion feature discount of $172,967 and $0, respectively (Note 10)	153,033	-
Total current liabilities	308,698	130,475

Total liabilities	308,698	130,475

Stockholders’ deficit
Common stock $0.001 par value; authorized 2,250,000,000 shares; issued and outstanding: 75,750,000 and 75,750,000, respectively.	75,750	75,750
Additional paid-in capital	1,089,679	-
Stock payable	88,500	-
Deficit accumulated during the exploration stage	(1,307,469)	(205,766)

Total stockholders’ deficit	(53,540)	(130,016)

Total liabilities and stockholders’ deficit	$255,158	$459

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.	Amended and Restated
(fka Stealth Resources Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Audited)

	Year ended May 31, 2013	Year ended May 31, 2012	From Inception (January 10, 2007) through May 31, 2013

Revenue	$-	$-	$-

Expenses

Impairment loss on mineral claim	-	-	13,512
Legal and accounting	31,589	13,500	98,198
General and administrative	64,166	24,747	142,061
Management fees	22,500	-	22,500
Stock based compensation	876,179	-	876,179
Exploration costs	15,057	-	15,057
Amortization	444	-	444
Total expenses	1,009,935	38,247	1,167,951

Operating loss	(1,009,935)	(38,247)	(1,167,951)

Other expenses
Interest expense	(91,768)	-	(91,768)

Net loss	$(1,101,703)	$(38,247)	$(1,259,719)

Basic loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	75,750,000	75,750,000

The accompanying notes are an integral part of the financial statements

US Tungsten Corp.	Amended and Restated
(fka Stealth Resources Inc.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity/ (Deficit)
From Inception (January 10, 2007) through May 31, 2013
(Expressed in U.S. Dollars)
(Audited)

	Number of shares issued	Common Stock	Additional paid in capital	Stock Payable	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at January 10, 2007	-	$-	$-	$-	$-	$-

Common stock for cash ($.001 per share)	12,000,000	12,000	-	-	(7,500)	4,500

Common stock for cash ($.004 per share)	37,500,000	37,500	-	-	(32,500)	5,000

Common stock for cash ($.02 per share)	26,250,000	26,250	-	-	(8,750)	17,500

Contributed capital	-	-	-	-	1,000	1,000

Net loss	-	-	-	-	(3,542)	(3,542)

Balance at May 31, 2007	75,750,000	75,750	-	-	(51,292)	24,458

Net loss	-	-	-	-	(13,324)	(13,324)

Balance at May 31, 2008	75,750,000	75,750	-	-	(64,616)	11,134

Net loss	-	-	-	-	(40,446)	(40,446)

Balance at May 31, 2009	75,750,000	75,750	-	-	(105,062)	(29,312)

Net loss	-	-	-	-	(26,974)	(26,974)

Balance at May 31, 2010	75,750,000	75,750	-	-	(132,036)	(56,286)

Net loss	-	-	-	-	(35,483)	(35,483)

Balance at May 31, 2011	75,750,000	75,750	-	-	(167,519)	(91,769)

Cont’d..

US Tungsten Corp.	Amended and Restated
(fka Stealth Resources Inc.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity/ (Deficit)
From Inception (January 10, 2007) through May 31, 2013
(Expressed in U.S. Dollars)
(Audited)

	Number of shares issued	Common Stock	Additional paid in capital	Stock Payable	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at May 31, 2011	75,750,000	75,750	-	-	(167,519)	(91,769)

Net loss	-	-	-	-	(38,247)	(38,247)

Balance at May 31, 2012	75,750,000	75,750	-	-	(205,766)	(130,016)

100,000 common shares issuable for claims staking	-	-	-	42,000	-	42,000

Shares to be issued for consulting services	-	-	-	46,500	-	46,500

Beneficial conversion feature of line of credit	-	-	260,000	-	-	260,000

Stock based compensation on vested options	-	-	829,679	-	-	829,679

Net loss	-	-	-	-	(1,101,703)	(1,101,703)

Balance at May 31, 2013	75,750,000	$75,750	$1,089,679	$88,500	$(1,307,469)	$(53,540)

On July 19, 2012, the directors and majority shareholder approved a resolution to forward split the shares on a 1:30 basis, to be effective August 9, 2012. The number of shares has been retroactively restated to reflect the forward split.

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.	Amended and Restated
(fka Stealth Resources Inc.)
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Audited)

	Year ended May 31, 2013	Year ended May 31, 2012	From Inception (January 10, 2007) through May 31, 2013

Cash flows from operating activities:
Net loss	$(1,101,703)	$(38,247)	$(1,259,719)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	444	-	444
Amortization of beneficial conversion feature	87,033	-	91,768
Stock based compensation	876,179	-	876,179
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,753)	-	(12,753)
Increase in accounts payable and accrued liabilities	28,969	636	30,111
Mineral property expenditures written down	-	-	13,512

Net cash used in operating activities	(121,831)	(37,611)	(260,458)

Cash flows from investing activities:

Purchase of mineral claims	(50,000)	-	(63,512)
Advance for claim acquisition	(25,000)		(25,000)
Website development cost	(4,000)	-	(4,000)

Net cash used in investing activities	(79,000)	-	(92,512)

Cash flows from financing activities:
Bank overdraft	-	(13)	-
Proceeds from sale of common stock	-	-	27,000
Contributed capital by related party	-	-	1,000
Proceeds from other loans	11,641	-	11,641
Repayment of loan from related party	(122,000)	-	(122,000)
Proceeds from loan from related party	106,580	38,083	231,178
Proceeds from letter of credit	326,000		326,000

Net cash used in financing activities	322,221	38,070	474,819

(Decrease) increase in cash and cash equivalents	121,390	459	121,849

Cash and cash equivalents, beginning of year	459	-	-

Cash and cash equivalents, end of year	$121,849	$459	$121,849

Non – cash investing and financing activities:
Beneficial conversion feature	$260,000	$-	$260,000

Stock payable for advance on acquisition of mineral claim	$42,000	$-	$42,000

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.	Amended and Restated
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

The Company is devoting all of its present efforts to securing and establishing new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($1,259,719) as of May 31, 2013 and has working capital deficit of ($107,096) and ($130,016) as at May 31, 2013 and May 31, 2012 respectively.

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

US Tungsten Corp.	Amended and Restated
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

US Tungsten Corp.	Amended and Restated
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

US Tungsten Corp.	Amended and Restated
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

US Tungsten Corp.	Amended and Restated
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

Note 4:	Website

The Company’s website development costs consist of the following:

	May 31	May 31
	2013	2012
Website	$4,000	$-
Less - accumulated amortization	(444)	-
Net fixed assets	$3,556	$-

Amortization of $444 and $nil is included in general and administrative expenses in the statement of operations for the years ended May 31, 2013 and May 31, 2012, respectively.

US Tungsten Corp.	Amended and Restated
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

Pursuant to a mineral property assignment agreement dated August 21, 2012, the Company acquired an option to acquire a 100% interest in 3 mineral claims in Calvert, Montana, subject to a 2% Net Value Royalty. Consideration for the property was as follows:

Cash payments totalling $1,000,000 payable as follows:

-	$5,000 upon the execution of an assignment agreement, (paid);
-	$5,000 on or before October 1, 2012, (paid);
-	$15,000 on or before June 18, 2013;
-	$20,000 on or before June 18, 2014;
-	$25,000 on or before June 18, 2015;
-	$30,000 on or before June 18, 2016;
-	$35,000 on or before June 18, 2017;
-	$40,000 on or before June 18, 2018;
-	$45,000 on or before June 18, 2019;
-	$50,000 on or before June 18, 2020
-	$50,000 every year until $1,000,000 is paid.

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

US Tungsten Corp.	Amended and Restated
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
F-14

US Tungsten Corp.	Amended and Restated
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

During the year ended May 31, 2013, a total of 2,758,022 options were granted. The Company recognized stock based consulting expenses totalling $876,179 which was charged to operations. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Model. The following assumptions were made in estimating the fair value:

Expected volatility	381% - 382%
Expected life	5 years
Risk-free interest rate	0.90 – 1.05
Dividend yield	-

At May 31, 2013, the following stock options were outstanding:

Number of	Exercise
Shares	Price	Expiry Date
240,000	$0.30	March 01, 2018
200,000	$0.30	May 10, 2018
150,000	$0.30	May 14, 2018
2,000,000	$0.30	May 23, 2018
50,000	$0.30	May 24, 2018
118,022	$0.31	May 31, 2018
2,758,022

At May 31, 2013, no warrants were outstanding.

US Tungsten Corp.	Amended and Restated
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

US Tungsten Corp.	Amended and Restated
(fka Stealth Resources Inc.)
(An Exploration Stage Company)
Notes to Audited Financial Statements
(Expressed in U.S. Dollars)
May 31, 2013

Note 9:	Related Party Transactions (cont’d)

upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $1,143. The Company also entered into an independent association agreement dated May 23, 2013 which called for the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years. The Company has recognized a value of $289,995 for the options granted upon agreement date.

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

US Tungsten Corp.	Amended and Restated
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

The components of the Company’s deferred tax asset are as follows:

	May
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	103,778	55,306
Valuation allowance	(103,778)	(55,306)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of May 31, 2013 and 2012 was $103,778 and $55,306, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets

US Tungsten Corp.	Amended and Restated
(fka Stealth Resources Inc.)
(An Exploration Stage Company)
Notes to Audited Financial Statements
(Expressed in U.S. Dollars)
May 31, 2013

Note 11:	Income Taxes (cont’d)

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

As a parallel arrangement, Company entered in to a financing arrangement with IPFS Corporation. As per terms of financing agreement the company paid a cash down payment of $1,493 on signing of the agreement and the balance amount in 11 monthly installments. As on May 31, 2013, $11,641 is payable to IPFS Corporation, which is reflected in other loans.

As of May 31, 2013 and 2012, the Company had prepaid insurance totaling $12,753 and $NIL, respectively.  The prepaid insurance will be expensed on a straight line basis over the remaining life of the insurance policy.  During the years ended May 31, 2013 and 2012, the Company recorded $4,746 and $NIL of insurance expenses.

Note 13:	Restatement

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

US Tungsten Corp.	Amended and Restated

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 13:	Restatement (cont’d)

Balance Sheet	As Originally	Adjustments	As
As of May 31, 2013	Filed	Increase/(Decrease)	Restated

ASSETS

Current assets
Cash and cash equivalents	$121,849	$-	$121,849
Prepaid expenses	12,753	-	12,753
Advance on mineral claims	67,000	-	67,000
Total current assets	201,602	-	201,602

Other assets

Mineral claims (Note 5)	50,000	-	50,000
Website – net of amortization (Note 4)	3,556	-	3,556
Total other assets	53,556	-	53,556

Total assets	$255,158	$-	$255,158

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 6)	$34,846	$-	$34,846
Other loans (Note 12)	11,641	-	11,641
Due to related party (Note 9)	109,178	-	109,178

Letter of credit, net of beneficial conversion feature discount of $172,967 respectively (Note 10)	153,033	-	153,033
Total current liabilities	308,698	-	308,698

Total liabilities	308,698	-	308,698

Stockholders’ deficit

Common stock $0.001 par value; authorized 2,250,000,000 shares; issued and outstanding: 75,750,000.	75,750	-	75,750
Additional paid-in capital	799,684	289,995	1,089,679
Stock payable	88,500	-	88,500
Deficit accumulated during the exploration stage	(1,017,474)	(289,995)	(1,307,469)

Total stockholders’ deficit	(53,540)	-	(53,540)

Total liabilities and stockholders’ deficit	$255,158	$-	$255,158
F-20

US Tungsten Corp.	Amended and Restated

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 13:	Restatement (cont’d)

Statements of Operations
(Expressed in U.S. Dollars)
For the year ended May 31, 2013

	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated

Revenue	$-	$-	$-

Expenses

Impairment loss on mineral claim	$-	$-	$-
Legal and accounting	31,589	-	31,589
General and administrative	64,166	-	64,166
Management fees	22,500	-	22,500
Stock based compensation	586,184	289,995	876,179
Exploration costs	15,057	-	15,057
Amortization	444	-	444
Total expenses	719,940	289,995	1,009,935

Operating loss	(719,940)	-	(1,009,935)

Other expenses
Interest expense	(91,768)	-	(91,768)

Net loss	$(811,708)	$(289,995)	$(1,101,703)
F-21

US Tungsten Corp.	Amended and Restated

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 13:	Restatement (cont’d)

Statements of Operations
(Expressed in U.S. Dollars)
From Inception (January 10, 2007) through May 31, 2013

	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated

Revenue	$-	$-	$-

Expenses

Impairment loss on mineral claim	$13,512	$-	$13,512
Legal and accounting	98,198	-	98,198
General and administrative	142,061	-	142,061
Management fees	22,500	-	22,500
Stock based compensation	586,184	289,995	876,179
Exploration costs	15,057	-	15,057
Amortization	444	-	444
Total expenses	877,956	289,995	1,167,951

Operating loss	(877,956)	(289,995)	(1,167,951)

Other expenses
Interest expense	(91,768)	-	(91,768)

Net loss	$(969,724)	$(289,995)	$(1,259,719)
F-22

US Tungsten Corp.	Amended and Restated

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 13:	Restatement (cont’d)

Statement of Cash Flows
For the year ended May 31, 2013
(Audited)

	As Originally Filed	Adjustments Increase/(Decrease)	As Restated
Cash flows from operating activities:
Net loss	$(811,708)	$(289,995)	$(1,101,703)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	444	-	444
Amortization of beneficial conversion feature	87,033	-	87,033
Stock based compensation	586,184	289,995	876,179
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,753)	-	(12,753)
Increase in accounts payable and accrued liabilities	28,969	-	28,969

Net cash used in operating activities	(121,831)	-	(121,831)

Cash flows from investing activities:
Purchase of mineral claims	(50,000)	-	(50,000)
Advance for claim acquisition	(25,000)	-	(25,000)
Website development cost	(4,000)	-	(4,000)

Net cash used in investing activities	(79,000)	-	(79,000)

Cash flows from financing activities:
Bank overdraft	-	-	-
Proceeds from sale of common stock	-	-	-
Contributed capital by related party	-	-	-
Proceeds from other loans	11,641	-	11,641
Repayment of loan from related party	(122,000)	-	(122,000)
Proceeds from loan from related party	106,580	-	106,580
Proceeds from letter of credit	326,000		326,000

Net cash used in financing activities	322,221	-	322,221

(Decrease) increase in cash and cash equivalents	121,390	-	121,390

Cash and cash equivalents, beginning of year	459	-	459

Cash and cash equivalents, end of year	$121,849	$-	$121,849

Non – cash investing and financing activities:
Beneficial conversion feature	$260,000	$-	$260,000

Stock payable for advance on acquisition of mineral claim	$42,000	$-	$42,000
F-23

US Tungsten Corp.	Amended and Restated

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 13:	Restatement (cont’d)

Statement of Cash Flows
From Inception (January 10, 2007) through May 31, 2013
(Audited)

	As Originally Filed	Adjustments Increase/(Decrease)	As Restated
Cash flows from operating activities:
Net loss	$(969,723)	$(289,995)	$(1,259,719)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	444	-	444
Amortization of beneficial conversion feature	91,768	-	91,768
Stock based compensation	586,184	289,995	876,179
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,753)	-	(12,753)
Increase in accounts payable and accrued liabilities	30,111	-	30,111
Mineral property expenditures written down	13,512	-	13,512

Net cash used in operating activities	(260,458)	-	(260,458)

Cash flows from investing activities:
Purchase of mineral claims	(63,512)	-	(63,512)
Advance for claim acquisition	(25,000)	-	(25,000)
Website development cost	(4,000)	-	(4,000)

Net cash used in investing activities	(92,512)	-	(92,512)

Cash flows from financing activities:
Bank overdraft	-	-	-
Proceeds from sale of common stock	27,000	-	27,000
Contributed capital by related party	1,000	-	1,000
Proceeds from other loans	11,641	-	11,641
Repayment of loan from related party	(122,000)	-	(122,000)
Proceeds from loan from related party	231,178	-	231,178
Proceeds from letter of credit	326,000		326,000

Net cash used in financing activities	474,819	-	474,819

(Decrease) increase in cash and cash equivalents	121,849	-	121,849

Cash and cash equivalents, beginning of year	-	-	-

Cash and cash equivalents, end of year	$121,849	$-	$121,849

Non – cash investing and financing activities:
Beneficial conversion feature	$260,000	$-	$260,000

Stock payable for advance on acquisition of mineral claim	$42,000	$-	$42,000
F-24

US Tungsten Corp.	Amended and Restated

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 13:	Restatement (cont’d)

Balance Sheet	As Originally	Adjustments	As
As of August 31, 2013	Filed	Increase/(Decrease)	Restated

ASSETS

Current assets
Cash and cash equivalents	$89,403	$-	$89,403
Prepaid expenses	9,702	-	9,702
Advance on mineral claims	67,000	-	67,000
Total current assets	166,105	-	166,105

Other assets

Mineral claims (Note 5)	83,480	-	83,480
Website – net of amortization (Note 4)	3,222	-	3,222
Total other assets	86,702	-	86,702
Total assets	$252,807	$-	$252,807

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 6)	$29,510	$-	$29,510
Accrued Management fee due to related party	87,500	-	87,500
Other loans (Note 11)	7,266	-	7,266
Due to related party (Note 9)	109,178	-	109,178
Letter of credit, net of beneficial conversion feature discount of $98,607, respectively (Note 10)	352,393	-	352,393
Total current liabilities	585,847	-	585,847

Total liabilities	585,847	-	585,847

Stockholders’ deficit
Common stock $0.001 par value; authorized 2,250,000,000 shares; issued and outstanding: 75,750,000, respectively.	75,750	-	75,750
Additional paid-in capital	1,004,350	300,512	1,304,862
Stock payable	88,500	-	88,500
Deficit accumulated during the exploration stage	(1,501,640)	(300,512)	(1,802,152)

Total stockholders’ deficit	(333,040)	-	(333,040)

Total liabilities and stockholders’ deficit	$252,807	$-	$252,807
F-25

US Tungsten Corp.	Amended and Restated

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 13:	Restatement (cont’d)

Statements of Operations
(Expressed in U.S. Dollars)
For the three months ended August 31, 2013

	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated
Revenue	$-	$-	$-
Expenses
Impairment loss on mineral claim	$-	$-	$-
Legal and accounting	6,900	-	6,900
General and administrative	19,370	-	19,370
Management fees	161,500	-	161,500
Stock based compensation	204,666	10,517	215,183
Exploration costs	12,655	-	12,655
Amortization	333	-	333
Total expenses	405,424	10,517	415,941

Operating loss	(405,424)	-	(415,941)

Other expenses

Interest expense	(78,742)	-	(78,742)

Net loss	$(484,166)	$(10,517)	$(494,683)

Statements of Operations
(Expressed in U.S. Dollars)
From Inception (January 10, 2007) through August 31, 2013

	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated
Revenue	$-	$-	$-
Expenses
Impairment loss on mineral claim	$13,512	$-	$13,512
Legal and accounting	105,098	-	105,098
General and administrative	161,430	-	161,430
Management fees	184,000	-	184,000
Stock based compensation	790,850	300,512	1,091,362
Exploration costs	27,712	-	27,712
Amortization	777	-	777
Total expenses	1,283,379	300,512	1,583,891

Operating loss	(1,283,379)	(300,512)	(1,583,891)

Other expenses
Interest expense	(170,510)	-	(170,510)
Net loss	$(1,453,889)	$(300,512)	$(1,754,401)
F-26

US Tungsten Corp.	Amended and Restated

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 13:	Restatement (cont’d)

Statement of Cash Flows
For the period ended August 31, 2013

	As Originally Filed	Adjustments Increase/(Decrease)	As Restated

Cash flows from operating activities:
Net loss	$(484,166)	$(10,517)	$(494,683)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	334	-	334
Amortization of beneficial conversion feature	74,360	-	74,360
Stock based compensation	204,666	10,517	215,183
Changes in operating assets and liabilities:
Increase in prepaid expenses	3,051	-	3,051
Increase in accrued management fee due to related party	87,500	-	87,500
Increase in accounts payable and accrued liabilities	(5,336)	-	(5,336)

Net cash used in operating activities	(119,591)	-	(119,591)

Cash flows from investing activities:
Purchase of mineral claims	(33,480)	-	(33,480)
Advance for claim acquisition	-	-	-
Website development cost	-	-	-

Net cash used in investing activities	(33,480)	-	(33,480)

Cash flows from financing activities:
Bank overdraft	-	-	-
Proceeds from sale of common stock	-	-	-
Contributed capital by related party	-	-	-
Payments to other loans	(4,375)	-	(4,375)
Repayment of loan from related party	-	-	-
Proceeds from loan from related party	-	-	-
Proceeds from letter of credit	125,000	-	125,000

Net cash used in financing activities	120,625	-	120,625

(Decrease) increase in cash and cash equivalents	(32,446)	-	(32,446)

Cash and cash equivalents, beginning of year	121,849	-	121,849

Cash and cash equivalents, end of year	$89,403	$-	$89,403

Non – cash investing and financing activities:
Beneficial conversion feature	$-	$-	$-

Stock payable for advance on acquisition of mineral claim	$-	$-	$-

F-27

US Tungsten Corp.	Amended and Restated

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 13:	Restatement (cont’d)

Statement of Cash Flows
From Inception (January 10, 2007) through August 31, 2013

	As Originally Filed	Adjustments Increase/(Decrease)	As Restated

Cash flows from operating activities:
Net loss	$(1,453,889)	$(300,512)	$(1,754,401)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss on mineral claim	13,512	-	13,512
Amortization	778	-	778
Amortization of beneficial conversion feature	161,393	-	161,393
Stock based compensation	790,850	300,512	1,091,362
Changes in operating assets and liabilities:
Increase in prepaid expenses	(9,702)	-	(9,702)
Increase in accrued management fee due to related party	87,500	-	87,500
Increase in accounts payable and accrued liabilities	29,510	-	29,510

Net cash used in operating activities	(380,049)	-	(380,049)
Cash flows from investing activities:
Purchase of mineral claims	(96,992)	-	(96,992)
Advance for claim acquisition	(25,000)	-	(25,000)
Website development cost	(4,000)	-	(4,000)

Net cash used in investing activities	(125,992)	-	(125,992)

Cash flows from financing activities:
Proceeds from sale of common stock	27,000	-	27,000
Contributed capital by related party	1,000	-	1,000
Proceeds to other loans	7,266	-	7,266
Repayment of loan from related party	(122,000)	-	(122,000)
Proceeds from loan from related party	231,178	-	231,178
Proceeds from letter of credit	451,000	-	451,000

Net cash used in financing activities	595,444	-	595,444

(Decrease) increase in cash and cash equivalents	89,403	-	89,403

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$89,403	$-	$89,403

Non – cash investing and financing activities:
Beneficial conversion feature	$260,000	$-	$260,000

Stock payable for advance on acquisition of mineral claim	$42,000	$-	$42,000
F-28

US Tungsten Corp.	Amended and Restated

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2013

Note 14:	Subsequent Event

On October 2, 2013, Matthew Markin resigned as President and Director of the Company and, Barry Wattenberg was appointed was President of the Company.

F-29

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of May 31, 2013. Management has identified that there was insufficient segregation of duties in certain areas of the reporting process. Management is currently implementing changes in the financial reporting process to ensure improved communication and timely reporting of transactions.

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
15

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended May 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our officers and directors and their age and titles as of the date of this report are as follows:

Name	Age	Position
Michael Olsher	67	Chief Executive Officer

Barry Wattenberg	57	President, Treasurer, Chief Financial Officer and director
Norman Marcus	61	Director

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

Matthew Markin

Matthew Markin was President and a director since April 12, 2011 until October 2, 2013. Mr. Markin is currently a majority shareholder of the Company.  He holds degrees in science from Capilano College and the University of British Columbia. Since 1999, Mr. Markin has served as President of The Markin Group of Companies in Los Angeles, California, where he consults to large and small businesses in the areas of strategic planning, business development, capital formation, mergers and acquisitions, and related matters.

Mr. Markin intends to devote approximately 85% of his business time to our affairs.

Barry Wattenberg

Barry Wattenberg was appointed as a director on January 8, 2013 and was appointed as Chief Financial Officer on February 1, 2013. On October 2, 2013 Mr. Wattenberg was appointed as President. He has served in various capacities within the securities industry, including chief compliance officer, chief operating officer, head Trader/market maker at several different NASD member broker/dealers from 1988 to 2008.  Currently, Mr. Wattenberg is a private investor. Mr. Wattenberg is past president of a local Kiwanis chapter. He has a B.S. Economics and Management Science, Carnegie-Mellon University, Pittsburgh, Pennsylvania.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16”), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, and holders of more than 10% of the outstanding common shares. We are required to disclose in this Annual Report on Form 10-K each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended May 31, 2013.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen- sation ($)	Total ($)
Matthew Markin, President, former CEO, and director	2013 2012 2011	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Olsher, Michael CEO	2013	7,500	0	0	106,000	0	0	-	113,500
Wattenberg, Barry CFO	2013	12,500	0	0	581,138	0	0	-	593,638

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR
	Individual Grants
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Market Price on Date of Grant ($/Share)

Olsher, Michael	300,000	11%	0.30	0.40

Wattenberg, Barry	2,004,396	73%	0.30	0.40

Marcus, Norman	204,615	7%	0.30	0.40

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

On January 15, 2013 and amended on May 23, 2013, we entered into an employment agreement with Barry Wattenberg, a director of our company, wherein Mr. Wattenberg agreed to act as chief financial officer. Pursuant to the agreement, terms of employment include monthly payments of $2,500, payment of a signing bonus in the amount of $5,000 cash (paid) and the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years. In addition, the Company will grant 50,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%. The Company also entered into an independent association agreement dated May 23, 2013 which called for the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years.

Employment contracts and termination of employment and change-in-control arrangements

On January 15, 2013 and amended on May 23, 2013, we entered into an employment agreement with Barry Wattenberg, a director of our company, wherein Mr. Wattenberg agreed to act as chief financial officer. Pursuant to the agreement, terms of employment include monthly payments of $2,500, payment of a signing bonus in the amount of $5,000 cash (paid) and the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years. In addition, the Company will grant 50,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%. The Company has recognized a value of $62,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $1,200. The Company also entered into an independent association agreement dated May 23, 2013 which called for the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years. The Company has recognized a value of $289,995 for the options granted upon agreement date.

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

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned (1)
Common Stock	Matthew Markin	5% Shareholder	(2) 12,000,000	15.84%
Common Stock	All directors and executive officers as a group (one individual)		12,000,000	15.84%

(1)	The percent ownership of class is based on 75,750,000 shares of common stock issued and outstanding as of the date of this report (after completion of forward split of shares on a 1:30 basis, effective August 9, 2012).

(2)	Effective February 19, 2013, we entered into a share cancellation/return to treasury agreement with Matthew Markin, wherein Matthew Markin agreed to the cancellation and return to treasury of 123,000,000 share of common stock of our company held by Matthew Markin. The cancellation of these shares has not yet been effected.

Under the rules of the Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	any of our directors or executive officers;

●	any person proposed as a nominee for election as a director;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

●	any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son- in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons; or

●	any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our company.

As of May 31, 2013 and May 31, 2012, total advances from a director were $22,663 and $38,083, respectively and advances from a former director were $86,515 and $86,515, respectively. The amounts are unsecured, non interest bearing and are due on demand.

On January 15, 2013 and subsequently amended on May 23, 2013, the Company entered into an employment agreement with a director and senior officer. Terms of employment include monthly payments of $2,500, payment of a signing bonus in the amount of $5,000 cash (paid) and the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years. In addition, the Company will grant 50,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%. The Company has recognized a value of $290,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $1,143. The Company also entered into an independent association agreement dated May 23, 2013 which called for the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years. The Company has recognized a value of $289,995 for the options granted upon agreement date.

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

The following table shows the fees billed by De Joya Griffith LLC, Certified Public Accountants & Consultants, our current auditors, for the fiscal year ended May 31, 2013 and May 31, 2012:

	Fiscal year ended May 31, 2013	Fiscal year ended May 31, 2012
Audit Fees	$13,500	$13,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

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
25

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
26