Form 10-Q/A
period 2013-08-31
US TUNGSTEN CORP.
filed 2014-03-21
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

US Tungsten Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the three months ended August 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on October 21, 2013 (the “Original Filing”), to reflect the effect of the compensation agreed upon in the Independent Association Agreement entered into on May 23, 2013 with Barry Wattenberg, appointing him as the Executive of the Company.  During the six months ended November 30, 2013, management of the Company discovered and realized that the effect of the compensation agreed upon in the agreement was not recorded during the year ended May 31, 2013 or the three month period ended August 31, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1

Amended and Restated

 US Tungsten Corp.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

August 31, 2013

US Tungsten Corp.	Amended and Restated
(fka Stealth Resources Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	August 31, 2013	May 31, 2013
ASSETS

Current assets
Cash and cash equivalents	$89,403	$121,849
Prepaid expenses	9,702	12,753
Advance on mineral claims	67,000	67,000
Total current assets	166,105	201,602

Other assets

Mineral claims (Note 5)	83,480	50,000
Website – net of amortization (Note 4)	3,222	3,556
Total other assets	86,702	53,556

Total assets	$252,807	$255,158

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 6)	$29,510	$34,846
Accrued management fee, related party	87,500	-
Other loans (Note 11)	7,266	11,641
Due to related party (Note 9)	109,178	109,178
Letter of credit, net of beneficial conversion feature discount of $98,607 and $172,967, respectively (Note 10)	352,393	153,033
Total current liabilities	585,847	308,698

Total liabilities	585,847	308,698

Stockholders’ deficit
Common stock $0.001 par value; authorized 2,250,000,000 shares; issued and outstanding: 75,750,000 and 75,750,000, respectively.	75,750	75,750
Additional paid-in capital	1,304,862	1,089,679
Stock payable	88,500	88,500
Deficit accumulated during the exploration stage	(1,802,152)	(1,307,469)

Total stockholders’ deficit	(333,040)	(53,540)

Total liabilities and stockholders’ deficit	$252,807	$255,158

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.	Amended and Restated
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

			From Inception (January 10,
	Three months ended		2007) through
	August 31, 2013	August 31, 2012	August 31, 2013

Revenue	$-	$-	$-

Expenses

Impairment loss on mineral claim	-	-	13,512
Legal and accounting	6,900	11,537	105,098
General and administrative	19,370	7,012	161,430
Management fees	161,500	-	184,000
Stock based compensation	215,183	-	1,091,362
Exploration costs	12,655	-	27,712
Amortization	333	-	777
Total expenses	415,941	18,549	1,583,891

Operating loss	(415,941)	(18,549)	(1,583,891)

Other expenses
Interest expense	(78,742)	-	(170,510)

Net loss	$(494,683)	$(18,549)	$(1,754,401)

Basic loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	75,750,000	75,750,000

The accompanying notes are an integral part of the financial statements

US Tungsten Corp.	Amended and Restated
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
(An Exploration Stage Company)
Statement of Stockholders’ Equity/ (Deficit)
From Inception (January 10, 2007) through August 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Common Stock	Additional paid in capital	Stock Payable	Deficit accumulated during the exploration stage	Total stockholders’ equity/(deficit)

Balance at May 31, 2011	75,750,000	75,750	-	-	(167,519)	(91,769)

Net loss	-	-	-	-	(38,247)	(38,247)

Balance at May 31, 2012	75,750,000	75,750	-	-	(205,766)	(130,016)

100,000 common shares issuable for claims staking	-	-	-	42,000	-	42,000

Shares to be issued for consulting services	-	-	-	46,500	-	46,500

Beneficial conversion feature of line of credit	-	-	260,000	-	-	260,000

Stock based compensation on vested options	-	-	829,679	-	-	829,679

Net loss	-	-	-	-	(1,101,703)	(811,708)

Balance at May 31, 2013	75,750,000	75,750	1,089,679	88,500	(1,307,469)	(53,540)

Stock based compensation on vested options	-	-	215,183	-	-	215,183

Net loss	-	-	-	-	(494,683)	(494,683)

Balance at August 31, 2013	75,750,000	$75,750	$1,304,862	$88,500	$(1,802,152)	$(333,040)

On July 19, 2012, the directors and majority shareholder approved a resolution to forward split the shares on a 1:30 basis, to be effective August 9, 2012. The number of shares has been retroactively restated to reflect the forward split.

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.	Amended and Restated
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

			From Inception
	Three months ended		(January 10, 2007)
	August 31, 2013	August 31, 2012	through August 31, 2013
Cash flows from operating activities:
Net loss	$(494,683)	$(18,549)	$(1,754,401)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss on mineral claim	-	-	13,512
Amortization	334	-	777
Amortization of beneficial conversion feature	74,360	-	161,393
Stock based compensation	215,183	-	1,091,362
Changes in operating assets and liabilities:
Increase in accrued management fee due to related party	87,500	-	87,500
Increase (decrease) in prepaid expenses	3,051	(10,000)	(9,702)
Increase in accounts payable and accrued liabilities	(5,336)	(1,397)	29,510

Net cash used in operating activities	(119,591)	(29,946)	(380,049)

Cash flows from investing activities:

Purchase of mineral claims	(33,480)	(5,000)	(96,992)
Advance for claim acquisition	-		(25,000)
Website development cost	-	-	(4,000)

Net cash used in investing activities	(33,480)	(5,000)	(125,992)

Cash flows from financing activities:
Bank overdraft	-	1,401	-
Proceeds from sale of common stock	-	-	27,000
Contributed capital by related party	-	-	1,000
Proceeds from other loans	(4,375)	-	7,266
Repayment of loan from related party	-	-	(122,000)
Proceeds from loan from related party	-	33,086	231,178
Proceeds from letter of credit	125,000		451,000

Net cash used in financing activities	120,625	34,487	595,444

(Decrease) increase in cash and cash equivalents	(32,446)	459	89,403

Cash and cash equivalents, beginning of period	121,849	-	-

Cash and cash equivalents, end of period	$89,403	$459	$89,403

Non – cash investing and financing activities:
Beneficial conversion feature	$-	$-	$260,000

Stock payable for advance on acquisition of mineral claim	$-	$-	$42,000

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.	Amended and Restated
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

The Company is devoting all of its present efforts to securing and establishing new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($1,802,152) as of August 31, 2013 and has working capital deficit of ($419,742) and ($107,096) as at August 31, 2013 and May 31, 2013, respectively.

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

Note 2:	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

US Tungsten Corp.	Amended and Restated
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

US Tungsten Corp.	Amended and Restated
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

US Tungsten Corp.	Amended and Restated
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

US Tungsten Corp.	Amended and Restated
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

US Tungsten Corp.	Amended and Restated
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
August 31, 2013

Note 3:	Recent accounting pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

Note 4:	Website

The Company’s website development costs consist of the following:

	August 31	May 31
	2013	2013
Website	$4,000	$4,000
Less - accumulated amortization	(778)	(444)
Net fixed assets	$3,222	$3,556

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

US Tungsten Corp.	Amended and Restated
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

On June 6, 2013, the Company filed its geological report on the Property in an 8K.

Note 6:	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

US Tungsten Corp.	Amended and Restated
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

US Tungsten Corp.	Amended and Restated
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

On August 31, 2013, the Company granted 405,000 fully vested stock options to directors and senior officers of the Company at $0.24 per share expiring August 31, 2018.

During the period ended August 31, 2013, a total of 905,000 options were granted. The Company recognized stock based consulting expenses totalling $215,183 which was charged to operations. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Model. The following assumptions were made in estimating the fair value:

Expected volatility	179% - 382%
Expected life	5 years
Risk-free interest rate	1.05 – 1.62
Dividend yield	-

At August 31, 2013, the following stock options were outstanding:

US Tungsten Corp.	Amended and Restated
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
August 31, 2013

Note 7:	Common Stock – (continued)

Number of	Exercise
Shares	Price	Expiry Date
240,000	$0.30	March 01, 2018
200,000	$0.30	May 10, 2018
150,000	$0.30	May 14, 2018
2,000,000	$0.30	May 23, 2018
50,000	$0.30	May 24, 2018
118,022	$0.31	May 31, 2018
500,000	$0.30	June 1, 2018
405,000	$0.24	August 31, 2018
3,663,022

At August 31, 2013, no warrants were outstanding.

c.	Stock payable – The Company has accrued for various obligations to issue shares.

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

US Tungsten Corp.	Amended and Restated
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

US Tungsten Corp.	Amended and Restated
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

US Tungsten Corp.	Amended and Restated
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

On August 31, 2013, the Company granted a total of 405,000 options exercisable at a price of $0.224 for a period of five years to directors and senior officers pursuant to the terms of their respective employment and association agreements. The Company has recognized a value of $85,187 for the options granted upon agreement date.

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

US Tungsten Corp.	Amended and Restated
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
August 31, 2013

Note 11:	Other

On February 21, 2013, Company entered into insurance agreement with a third party. As per agreement the Company needs to pay an annual premium of $17,500.

As a parallel arrangement, Company entered in to a financing arrangement with IPFS Corporation. As per terms of financing agreement the Company paid a cash down payment of $1,493 on signing of the agreement and the balance amount in 11 monthly installments. As at August 31, 2013, $7,266 is payable to IPFS Corporation, which is reflected in other loans.

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
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
August 31, 2013

Note 12:	Restatement (cont’d)

Balance Sheet	As Originally	Adjustments	As
As of May 31, 2013	Filed	Increase/(Decrease)	Restated

ASSETS

Current assets
Cash and cash equivalents	$121,849	$-	$121,849
Prepaid expenses	12,753	-	12,753
Advance on mineral claims	67,000	-	67,000
Total current assets	201,602	-	201,602

Other assets

Mineral claims (Note 5)	50,000	-	50,000
Website – net of amortization (Note 4)	3,556	-	3,556
Total other assets	53,556	-	53,556

Total assets	$255,158	$-	$255,158

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 6)	$34,846	$-	$34,846
Other loans (Note 12)	11,641	-	11,641
Due to related party (Note 9)	109,178	-	109,178

Letter of credit, net of beneficial conversion feature discount of $172,967 respectively (Note 10)	153,033	-	153,033
Total current liabilities	308,698	-	308,698

Total liabilities	308,698	-	308,698

Stockholders’ deficit

Common stock $0.001 par value; authorized 2,250,000,000 shares; issued and outstanding: 75,750,000.	75,750	-	75,750
Additional paid-in capital	799,684	289,995	1,089,679
Stock payable	88,500	-	88,500
Deficit accumulated during the exploration stage	(1,017,474)	(289,995)	(1,307,469)

Total stockholders’ deficit	(53,540)	-	(53,540)

Total liabilities and stockholders’ deficit	$255,158	$-	$255,158
22

US Tungsten Corp.	Amended and Restated
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
August 31, 2013

Note 12:	Restatement (cont’d)

Statements of Operations
(Expressed in U.S. Dollars)
For the year ended May 31, 2013

	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated

Revenue	$-	$-	$-

Expenses

Impairment loss on mineral claim	$-	$-	$-
Legal and accounting	31,589	-	31,589
General and administrative	64,166	-	64,166
Management fees	22,500	-	22,500
Stock based compensation	586,184	289,995	876,179
Exploration costs	15,057	-	15,057
Amortization	444	-	444
Total expenses	719,940	289,995	1,009,935

Operating loss	(719,940)	-	(1,009,935)

Other expenses
Interest expense	(91,768)	-	(91,768)

Net loss	$(811,708)	$(289,995)	$(1,101,703)
23

US Tungsten Corp.	Amended and Restated
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
August 31, 2013

Note 12:	Restatement (cont’d)

Statements of Operations
(Expressed in U.S. Dollars)
From Inception (January 10, 2007) through May 31, 2013

	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated

Revenue	$-	$-	$-

Expenses

Impairment loss on mineral claim	$13,512	$-	$13,512
Legal and accounting	98,198	-	98,198
General and administrative	142,061	-	142,061
Management fees	22,500	-	22,500
Stock based compensation	586,184	289,995	876,179
Exploration costs	15,057	-	15,057
Amortization	444	-	444
Total expenses	877,956	289,995	1,167,951

Operating loss	(877,956)	(289,995)	(1,167,951)

Other expenses
Interest expense	(91,768)	-	(91,768)

Net loss	$(969,724)	$(289,995)	$(1,259,719)
24

US Tungsten Corp.	Amended and Restated
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
August 31, 2013

Note 12:	Restatement (cont’d)

Statement of Cash Flows
For the year ended May 31, 2013
(Audited)

	As Originally Filed	Adjustments Increase/(Decrease)	As Restated
Cash flows from operating activities:
Net loss	$(811,708)	$(289,995)	$(1,101,703)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	444	-	444
Amortization of beneficial conversion feature	87,033	-	87,033
Stock based compensation	586,184	289,995	876,179
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,753)	-	(12,753)
Increase in accounts payable and accrued liabilities	28,969	-	28,969

Net cash used in operating activities	(121,831)	-	(121,831)

Cash flows from investing activities:
Purchase of mineral claims	(50,000)	-	(50,000)
Advance for claim acquisition	(25,000)	-	(25,000)
Website development cost	(4,000)	-	(4,000)

Net cash used in investing activities	(79,000)	-	(79,000)

Cash flows from financing activities:
Bank overdraft	-	-	-
Proceeds from sale of common stock	-	-	-
Contributed capital by related party	-	-	-
Proceeds from other loans	11,641	-	11,641
Repayment of loan from related party	(122,000)	-	(122,000)
Proceeds from loan from related party	106,580	-	106,580
Proceeds from letter of credit	326,000		326,000

Net cash used in financing activities	322,221	-	322,221

(Decrease) increase in cash and cash equivalents	121,390	-	121,390

Cash and cash equivalents, beginning of year	459	-	459

Cash and cash equivalents, end of year	$121,849	$-	$121,849

Non – cash investing and financing activities:
Beneficial conversion feature	$260,000	$-	$260,000

Stock payable for advance on acquisition of mineral claim	$42,000	$-	$42,000
25

US Tungsten Corp.	Amended and Restated
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
August 31, 2013

Note 12:	Restatement (cont’d)

Statement of Cash Flows
From Inception (January 10, 2007) through May 31, 2013
(Audited)

	As Originally Filed	Adjustments Increase/(Decrease)	As Restated
Cash flows from operating activities:
Net loss	$(969,723)	$(289,995)	$(1,259,719)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	444	-	444
Amortization of beneficial conversion feature	91,768	-	91,768
Stock based compensation	586,184	289,995	876,179
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,753)	-	(12,753)
Increase in accounts payable and accrued liabilities	30,111	-	30,111
Mineral property expenditures written down	13,512	-	13,512

Net cash used in operating activities	(260,458)	-	(260,458)

Cash flows from investing activities:
Purchase of mineral claims	(63,512)	-	(63,512)
Advance for claim acquisition	(25,000)	-	(25,000)
Website development cost	(4,000)	-	(4,000)

Net cash used in investing activities	(92,512)	-	(92,512)

Cash flows from financing activities:
Bank overdraft	-	-	-
Proceeds from sale of common stock	27,000	-	27,000
Contributed capital by related party	1,000	-	1,000
Proceeds from other loans	11,641	-	11,641
Repayment of loan from related party	(122,000)	-	(122,000)
Proceeds from loan from related party	231,178	-	231,178
Proceeds from letter of credit	326,000		326,000

Net cash used in financing activities	474,819	-	474,819

(Decrease) increase in cash and cash equivalents	121,849	-	121,849

Cash and cash equivalents, beginning of year	-	-	-

Cash and cash equivalents, end of year	$121,849	$-	$121,849

Non – cash investing and financing activities:
Beneficial conversion feature	$260,000	$-	$260,000

Stock payable for advance on acquisition of mineral claim	$42,000	$-	$42,000
26

US Tungsten Corp.	Amended and Restated
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
August 31, 2013

Note 12:	Restatement (cont’d)

Balance Sheet	As Originally	Adjustments	As
As of August 31, 2013	Filed	Increase/(Decrease)	Restated

ASSETS

Current assets
Cash and cash equivalents	$89,403	$-	$89,403
Prepaid expenses	9,702	-	9,702
Advance on mineral claims	67,000	-	67,000
Total current assets	166,105	-	166,105

Other assets

Mineral claims (Note 5)	83,480	-	83,480
Website – net of amortization (Note 4)	3,222	-	3,222
Total other assets	86,702	-	86,702
Total assets	$252,807	$-	$252,807

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 6)	$29,510	$-	$29,510
Accrued Management fee due to related party	87,500	-	87,500
Other loans (Note 11)	7,266	-	7,266
Due to related party (Note 9)	109,178	-	109,178
Letter of credit, net of beneficial conversion feature discount of $98,607, respectively (Note 10)	352,393	-	352,393
Total current liabilities	585,847	-	585,847

Total liabilities	585,847	-	585,847

Stockholders’ deficit
Common stock $0.001 par value; authorized 2,250,000,000 shares; issued and outstanding: 75,750,000, respectively.	75,750	-	75,750
Additional paid-in capital	1,004,350	300,512	1,304,862
Stock payable	88,500	-	88,500
Deficit accumulated during the exploration stage	(1,501,640)	(300,512)	(1,802,152)

Total stockholders’ deficit	(333,040)	-	(333,040)

Total liabilities and stockholders’ deficit	$252,807	$-	$252,807
27

US Tungsten Corp.	Amended and Restated
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
August 31, 2013

Note 12:	Restatement (cont’d)

Statements of Operations
(Expressed in U.S. Dollars)
For the three months ended August 31, 2013

	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated
Revenue	$-	$-	$-
Expenses
Impairment loss on mineral claim	$-	$-	$-
Legal and accounting	6,900	-	6,900
General and administrative	19,370	-	19,370
Management fees	161,500	-	161,500
Stock based compensation	204,666	10,517	215,183
Exploration costs	12,655	-	12,655
Amortization	333	-	333
Total expenses	405,424	10,517	415,941

Operating loss	(405,424)	-	(415,941)

Other expenses

Interest expense	(78,742)	-	(78,742)

Net loss	$(484,166)	$(10,517)	$(494,683)

Statements of Operations
(Expressed in U.S. Dollars)
From Inception (January 10, 2007) through August 31, 2013

	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated
Revenue	$-	$-	$-
Expenses
Impairment loss on mineral claim	$13,512	$-	$13,512
Legal and accounting	105,098	-	105,098
General and administrative	161,430	-	161,430
Management fees	184,000	-	184,000
Stock based compensation	790,850	300,512	1,091,362
Exploration costs	27,712	-	27,712
Amortization	777	-	777
Total expenses	1,283,379	300,512	1,583,891

Operating loss	(1,283,379)	(300,512)	(1,583,891)

Other expenses
Interest expense	(170,510)	-	(170,510)
Net loss	$(1,453,889)	$(300,512)	$(1,754,401)
28

US Tungsten Corp.	Amended and Restated
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
August 31, 2013

Note 12:	Restatement (cont’d)

Statement of Cash Flows
For the period ended August 31, 2013

	As Originally Filed	Adjustments Increase/(Decrease)	As Restated

Cash flows from operating activities:
Net loss	$(484,166)	$(10,517)	$(494,683)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	334	-	334
Amortization of beneficial conversion feature	74,360	-	74,360
Stock based compensation	204,666	10,517	215,183
Changes in operating assets and liabilities:
Increase in prepaid expenses	3,051	-	3,051
Increase in accrued management fee due to related party	87,500	-	87,500
Increase in accounts payable and accrued liabilities	(5,336)	-	(5,336)

Net cash used in operating activities	(119,591)	-	(119,591)

Cash flows from investing activities:
Purchase of mineral claims	(33,480)	-	(33,480)
Advance for claim acquisition	-	-	-
Website development cost	-	-	-

Net cash used in investing activities	(33,480)	-	(33,480)

Cash flows from financing activities:
Bank overdraft	-	-	-
Proceeds from sale of common stock	-	-	-
Contributed capital by related party	-	-	-
Payments to other loans	(4,375)	-	(4,375)
Repayment of loan from related party	-	-	-
Proceeds from loan from related party	-	-	-
Proceeds from letter of credit	125,000	-	125,000

Net cash used in financing activities	120,625	-	120,625

(Decrease) increase in cash and cash equivalents	(32,446)	-	(32,446)

Cash and cash equivalents, beginning of year	121,849	-	121,849

Cash and cash equivalents, end of year	$89,403	$-	$89,403

Non – cash investing and financing activities:
Beneficial conversion feature	$-	$-	$-

Stock payable for advance on acquisition of mineral claim	$-	$-	$-
29

US Tungsten Corp.	Amended and Restated
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
August 31, 2013

Note 12:	Restatement (cont’d)

Statement of Cash Flows
From Inception (January 10, 2007) through August 31, 2013

	As Originally Filed	Adjustments Increase/(Decrease)	As Restated

Cash flows from operating activities:
Net loss	$(1,453,889)	$(300,512)	$(1,754,401)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss on mineral claim	13,512	-	13,512
Amortization	777	-	777
Amortization of beneficial conversion feature	161,393	-	161,393
Stock based compensation	790,850	300,512	1,091,362
Changes in operating assets and liabilities:
Increase in prepaid expenses	(9,702)	-	(9,702)
Increase in accrued management fee due to related party	87,500	-	87,500
Increase in accounts payable and accrued liabilities	29,510	-	29,510

Net cash used in operating activities	(380,049)	-	(380,049)
Cash flows from investing activities:
Purchase of mineral claims	(96,992)	-	(96,992)
Advance for claim acquisition	(25,000)	-	(25,000)
Website development cost	(4,000)	-	(4,000)

Net cash used in investing activities	(125,992)	-	(125,992)

Cash flows from financing activities:
Proceeds from sale of common stock	27,000	-	27,000
Contributed capital by related party	1,000	-	1,000
Proceeds to other loans	7,266	-	7,266
Repayment of loan from related party	(122,000)	-	(122,000)
Proceeds from loan from related party	231,178	-	231,178
Proceeds from letter of credit	451,000	-	451,000

Net cash used in financing activities	595,444	-	595,444

(Decrease) increase in cash and cash equivalents	89,403	-	89,403

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$89,403	$-	$89,403

Non – cash investing and financing activities:
Beneficial conversion feature	$260,000	$-	$260,000

Stock payable for advance on acquisition of mineral claim	$42,000	$-	$42,000
30

US Tungsten Corp.	Amended and Restated
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in U.S. Dollars)
August 31, 2013

Note 13:	Subsequent Event

On October 2, 2013, Matthew Markin resigned as President and Director of the Company and Barry Wattenberg was appointed as President of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-looking statements

This quarterly report on Form 10-Q contains “forward-looking statements” relating to our company which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth. For this purpose, any statement contained in this quarterly report on Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Results of Operations

Three Months Ended August 31, 2013 Compared to the Three Months Ended August 31, 2012

We have had no operating revenues since our inception on January 10, 2007 through August 31, 2013, and incurred operating expenses in the amount of $415,941 for the three months ended August 31, 2013, compared to operating expenses in the amount of $18,549 for the three months ended August 31, 2012. Our activities have been financed from the proceeds of share subscriptions and director loans.

During the three months ended August 31, 2012, we incurred a net loss of $(494,683), which resulted in an accumulated deficit of $(1,754,401).

Revenues

We did not generate any revenues during the three months ended August 31, 2013 or the three months ended August 31, 2012.

Expenses

During the three months ended August 31, 2013 and August 31, 2012, legal and accounting fees were $6,900 and $11,537 respectively and general and administrative expenses were $19,370 and $7,012, respectively. During the three months ended August 31, 2013 we also incurred expenses for management fees of $161,500 (August 31, 2012 - $Nil), stock based compensation of $215,183 (August 31, 2012 - $Nil) and exploration costs of $12,655 (August 31, 2012 - $Nil).

Net Loss

We incurred net losses from operations of $494,683 and $18,549 for the three months ended August 31, 2013 and August 31, 2012, respectively.

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
37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Tungsten Corp.

/s/Barry Wattenberg
Barry Wattenberg
Chairman, President, Chief Financial Officer and Director
Date:	October 21, 2013
38