Form 10-Q
period 2014-02-28
US TUNGSTEN CORP.
filed 2014-04-14
CIK 1436309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 76,945,421 shares of common stock issued and outstanding as of April 14, 2014.

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

PAGE

Item 1.  Financial Statements (unaudited)

1

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to Financial Statements (unaudited)

6

Item 2.  Management’s Discussion and Analysis

30

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

33

Item 4T.  Controls and Procedures

33

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

34

Item 1A. Risk Factors

34

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

34

Item 3.   Defaults upon Senior Securities

34

Item 4.   Mine Safety Disclosures

34

Item 5.   Other Information

34

Item 6.   Exhibits

35

Signatures

36

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

US Tungsten Corp.

(formerly Stealth Resources Inc.)

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	February 28, 2014	May 31, 2013 (As restated – Note 12)
ASSETS

Current assets
Cash and cash equivalents	$ 27,373	$ 121,849
Prepaid expenses	11,200	12,753
Advance on mineral claims	-	67,000
Total current assets	38,573	201,602

Other assets

Mineral claims (Note 5)	152,980	50,000
Website – net of amortization (Note 4)	2,556	3,556
Total other assets	153,536	53,556

Total assets	$ 194,109	$ 255,158

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 6)	$ 32,549	$ 34,846
Other loans (Note 11 )	-	11,641
Due to related party (Note 9)	161,515	109,178
Letter of credit, net of beneficial conversion feature discount of
$nil and $172,967, respectively (Note 10)	530,975	153,033
Total current liabilities	725,039	308,698

Total liabilities	725,039	308,698

Stockholders’ deficit
Common stock $0.001 par value; authorized 2,250,000,000
shares; issued and outstanding: 75,750,000 and 75,750,000, respectively.	75,750	75,750
Additional paid-in capital	1,434,336	1,089,679
Subscription payable	50,000	-
Stock payable	181,938	88,500
Deficit accumulated during the exploration stage	(2,272,954)	(1,307,469)
Total stockholders’ deficit	(530,930)	(53,540)

Total liabilities and stockholders’ deficit	$ 194,109	$ 255,158

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

					From Inception
					(January 10, 2007)
	Three months ended		Nine months ended		Through
	February 28,		February 28,		February 28,
	2014	2013	2014	2013	2014

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses

Impairment loss on mineral claim	-	-	-	-	13,512
Legal and accounting	9,902	6,831	27,702	21,768	125,900
General and administrative	17,445	37,129	60,818	46,415	202,879
Management fees	12,500	7,500	243,837	7,500	266,337
Stock based compensation	75,850	486,799	415,175	486,799	1,291,354
Exploration costs	8,500	-	21,155	-	36,212
Amortization	333	111	1,000	111	1,444
Total expenses	124,530	538,370	769,687	562,593	1,937,638

Operating loss	(124,530)	(538,370)	(769,687)	(562,593)	(1,937,638)

Other expenses
Interest expense on letter of credit	(33,522)	(13,495)	(195,798)	(13,495)	(287,566)

Net loss	$ (158,052)	$ (551,865)	$ (965,485)	$ (576,088)	$ (2,225,204)

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding
	75,750,000	75,750,000	75,750,000	75,750,000

The accompanying notes are an integral part of the financial statements.

.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

			From Inception (January 10, 2007)
	Nine months ended February 28,		through
	2014	2013	February 28, 2014

Cash flows from operating activities:
Net loss	$ (965,485)	$ (576,088)	$ (2,225,204)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	1,000	111	1,444
Amortization of beneficial conversion feature	195,887	13,495	287,655
Stock based compensation	415,175	499,119	1,291,354
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	1,553	8,488	(11,200)
Increase (decrease) in accounts payable and accrued liabilities	(2,297)	(1,095)	27,813
Mineral property expenditures impaired	-	-	13,512
Net cash used in operating activities	(354,167)	(55,970)	(614,625)

Cash flows from investing activities:
Purchase of mineral claims	(35,980)	(50,000)	(166,492)
Advance for claim acquisition	-	(25,000)	(25,000)
Website development cost	-	(4,000)	(4,000)
Net cash used in investing activities	(35,980)	(79,000)	(128,492)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	27,000
Share subscription	50,000	-	50,000
Contributed capital by related party	-	-	1,000
Payments to other loans	(11,641)	-	-
Repayment of loan from related party	(65,163)	(54,000)	(187,163)
Proceeds from loan from related party	117,500	106,580	348,678
Proceeds from letter of credit	204,975	300,000	530,975
Net cash provided by financing activities	295,671	352,580	770,490

(Decrease) increase in cash and cash equivalents	(94,476)	217,610	27,373
Cash and cash equivalents, beginning of period	121,849	459	-

Cash and cash equivalents, end of period	$ 27,373	$ 218,069	$ 27,373

Non – cash investing and financing activities:
Beneficial conversion feature	$ 5,332	$ -	$ 265,332
Stock payable for interest	$ 17,588	$ -	$ 17,588
Stock payable for acquisition of mineral claim	$ -	$ -	$ 42,000

The accompanying notes are an integral part of the financial statements.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

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

The Company is devoting all of its present efforts to securing and establishing new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period. The Company has experienced recurring losses and has an accumulated deficit of ($2,272,954) as of February 28, 2014 and has working capital deficit of ($683,966) and ($107,096) as at February 28, 2014 and May 31, 2013, respectively.

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

At February 28, 2014, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

Note 2:

Significant Accounting Policies (continued)

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

February 28, 2014

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2014 and May 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

February 28, 2014

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

February 28, 2014

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

Note 4:

Website

The Company’s website development costs consist of the following:

	February 28,	May 31,
	2014	2013
Website	$ 4,000	$ 4,000
Less - accumulated amortization	(1,444)	(444)
Net fixed assets	$ 2,556	$ 3,556

Amortization of $1,000 and $111 is included in general and administrative expenses in the statement of operations for the periods ended February 28, 2014 and February 28, 2013, respectively.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

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

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

Note 5:

Mineral Claim (continued)

On January 31, 2013, the Company entered into an agreement to stake additional claims in Montana.  The Company had advanced $25,000 to stake additional mineral claims located in Calvert, Montana and has accrued an additional $2,500 for the completion of the staking of the Browne claims.  Should the Company wish to proceed with the future staking of the Greenstone area we will be required to pay to Dykes Geologic $15,000. The Company also has an obligation to issue 100,000 shares as part of the acquisition which has been valued at $42,000 and accrued as stock payable.

On June 6, 2013, the Company filed its geological report on the Property in an 8K.

An additional $4,195 has been paid for claim fees and an additional $27,500 has been paid and accrued for claim staking costs.  The value of 100,000 shares at $42,000 is also included in the acquisition costs for the Property.  As at February 28, 2014, a total of $152,980 has been paid for the Property

Note 6:

Accounts Payable and Accrued Liabilities

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

February 28, 2014

Note 7:

Common Stock (continued)

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

February 28, 2014

Note 7:

Common Stock (continued)

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

During the period ended February 28, 2014, a total of 1,485,000 options were granted.  The Company recognized stock based consulting expenses totalling $339,325 which was charged to operations.  The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Model.  The following assumptions were made in estimating the fair value:

Expected volatility	160.36% - 382%
Expected life	5 years
Risk-free interest rate	1.05 – 1.62
Dividend yield	-

At February 28, 2014, the following stock options were outstanding:

Number of	Exercise
Options	Price	Expiry Date
200,000	$0.30	March 01, 2018
200,000	$0.30	May 10, 2018
150,000	$0.30	May 14, 2018
2,000,000	$0.30	May 23, 2018
50,000	$0.30	May 24, 2018
109,011	$0.31	May 31, 2018
280,000	$0.24	August 31, 2018
80,000	$0.30	September 24, 2018
300,000	$0.30	October 7, 2018
224,945	$0.18	November 30, 2018
3,533,956

The exercise price of the stock options granted on November 30, 2013 was set at $0.18 instead of the 10 day trading average of $0.22.  The impact of the difference in exercise price on stock based compensation of $279 did not have a material effect on the financial statements.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

Note 7:

Common Stock (continued)

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

On December 31, 2013, the Company has an obligation to issue shares for the interest portion of the line of credit.  The Company has accrued interest payable to December 31, 2013 of $17,588 and has accrued stock payable.

On January 2, 2014, the Company entered into a services agreement with a consultant granting the consultant 25,000 common shares and 10,000 common shares at quarter end.  This obligation to issue shares has been accrued at $3,850 and has been recorded as a stock based compensation expense.

On January 15, 2014, the Company revised the services agreement with a senior officer.  The new agreement calls for the issuance of 300,000 shares for each quarter of service.  The obligation to issued shares has been accrued at $48,000 and has been recorded as stock based compensation expense.

On February 1, 2014, the Company entered into a services agreement with a consultant granting the consultant 100,000 restricted common shares.  This obligation to issue shares has been accrued at $24,000 and has been recorded as a stock based compensation expense.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

Note 7:

Common Stock (continued)

d.

Share subscription

On January 16, 2014, the Company entered into a private placement agreement with an arm’s length party for up to 2,000,000 units at $0.10 per unit.  Each unit is composed of one share and one share purchase warrant exercisable at a price of $0.10 for one year from the date of issuance of the warrant.  As at February 28, 2014 the Company has received $50,000 and has recognized the amount as share subscription payable.  (See Note 13 – Subsequent Events)

Note 8:

Reclassification: Stock Split Adjustment

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

Note 9:

Related Party Transactions

As of February 28, 2014 and May 31, 2013, total advances from a former director and senior officer of the Company were $75,000 and $22,663, respectively and advances from a former director of the Company were $86,515 and $86,515, respectively.  The amounts are unsecured, non interest bearing and are due on demand.

As of February 28, 2014 and May 31, 2013, prepaid expenses include prepaid management fees paid to a director and senior officer of $10,000 and $nil, respectively.

On January 15, 2013 and subsequently amended on May 23, 2013, the Company entered into an employment agreement with a director and senior officer.  Terms of employment include monthly payments of $5,000, payment of a signing bonus in the amount of $5,000 cash (paid) and the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years.  In addition, the Company will grant 50,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $290,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $1,143 at May 31, 2013.  During the period the Company discovered that an independent association agreement dated May 23, 2013 with the director and senior officer was not considered and the compensation was not recorded in the year ended May 31, 2013.  The agreement called for the issuance of 1,000,000 stock options at a price of $0.30 exercisable for a period of five years.  The Company has recognized a value of $289,995 for the options granted upon agreement dated and will be filing amended financial statements for the periods affected (see Note 12).  As at August 31, 2013, 50,000 options with a value of $10,570 were granted.  At November 30, 2013, it was agreed that the obligation to issue quarterly options was cancelled and no options were granted.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

Note 9:

Related Party Transactions

On February 21, 2013 and subsequently amended on May 10, 2013, the Company entered into a director’s association agreement with a new director.  Terms of the agreement include the issuance of 200,000 options at a price of $0.30 exercisable for a period of five years and payment of $500 per directors’ meeting attended.  In addition, the Company will grant 20,000 options at the end of each fiscal quarter at an exercise price fixed at the previous 10 day trading average plus 10%.  The Company has recognized a value of $62,000 for the options granted upon agreement date and has accrued a proportionate amount of quarterly options to be valued at $1,200 at May 31, 2013.  On October 7, 2013, the Company amended the director’s association agreement and granted and additional 200,000 options at a price of $0.30 exercisable for a period of five years.  On January 15, 2014, the agreement was amended to issue 300,000 common shares for each quarter of service in consideration of the cancellation of the quarterly option grants due to the suspension of the stock option plan.  On February 28, 2014, the obligation to issue the shares was accrued at $48,000.

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

February 28, 2014

Note 9:

Related Party Transactions (continued)

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

On August 31, 2013, the Company granted a total of 405,000 options exercisable at a price of $0.24 for a period of five years to directors and senior officers pursuant to the terms of their respective employment and association agreements.  The Company has recognized a value of $85,187 for the options granted.  On November 22, 2013, the Company resolved to suspend the quarterly grants of option and a total of 79,011 options previously granted were waived and cancelled.

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

On October 7, 2013, the Company entered into a settlement agreement to terminate an employment agreement with a director and senior officer.  Terms of the agreement include cash payments totaling $130,000, settlement of amounts advanced by the director and senior officer, and the cancellation of a total of 625,000 fully vested stock options.  A total of $55,000 has been paid under this agreement.  On November 30, 2013, both parties agreed to suspend further payments until a future mutually agreed upon date.

On October 7, 2013, the Company granted 300,000 options to a director and officer exercisable at a price of $0.30 for a period of five years as compensation for a settlement agreement.

On November 30, 2013, the Company granted a total of 224,945 options exercisable at a price of $0.18 for a period of five years to directors and senior officers pursuant to the terms of their respective employment and association agreements.  The Company has recognized a value of $33,303 for the options granted in the period.  The exercise price of the stock options granted on November 30, 2013 was set at $0.18 instead of the 10 day trading average of $0.22.  The impact of the difference in exercise price on stock based compensation of $279 did not have a material effect on the financial statements.

On February 28, 2014, the Company recognized a value of $48,000 for the 300,000 common shares granted and payable to a senior officer.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

Note 10:

Line of Credit

On February 2, 2013, the Company entered into an agreement for a $1,000,000 line of credit which is convertible into shares of the Company with an unrelated third party in an arm’s length transaction.  The loan is convertible into shares at a price of $0.30 until February 2, 2014 and bears interest of 5% per year.  As at February 28, 2014 a total of $21,878 was charged to interest. Upon conversion the Company will issue up to 2,000,000 share purchase warrants to purchase 2,000,000 restricted common shares at $0.80 per shares for a period of three years.  The Company and lender have agreed to convert the outstanding balance and interest into shares at the end of the calendar year. The principal has not been converted as on February 28, 2014.  On March 24, 2014, the Company issued 195,421 shares at a deemed price of $0.09 in consideration of $17,588 of interest payable.

As at February 28, 2014, the Company has received $530,975.  The Company has determined the value associated with the conversion feature in connection with the convertible note payable.  The Company has determined the note, with a face value of $530,975, to have a beneficial conversion feature of $26,760.  The beneficial conversion feature has been accreted and is being amortized over the life of the note (which is calendar year end December 31 for each year when the advance is received; being the proposed date of conversion).  As at February 28, 2014, $265,332 had been amortized and expensed as interest.  The beneficial conversion feature is valued under the intrinsic value method.

Note 11:

Other

On February 21, 2013, Company entered in to insurance agreement with a third party. As per agreement the Company needs to pay an annual premium of $17,500.

As a parallel arrangement, Company entered in to a financing arrangement with IPFS Corporation. As per terms of financing agreement the Company paid a cash down payment of $1,493 on signing of the agreement and the balance amount in 11 monthly installments. As of February 28, 2014, $nil is payable to IPFS Corporation.

As of February 28, 2014 and May 31, 2013, the Company had prepaid insurance totaling $- and $12,753, respectively.  The prepaid insurance will be expensed on a straight line basis over the remaining life of the insurance policy.  During the periods ended February 28, 2014 and 2013, the Company recorded $12,704 and $398 of insurance expenses.

As of February 28, 2014, the prepaid balance of $11,200 was composed of prepaid rent of $1,200 and prepaid management compensation of $10,000.  As at May 31, 2013, the prepaid balance was composed of prepaid rent of $12,753.

Note 12:

Restatement

During the six months ended November 30, 2013, the management of the Company discovered and realized that the Independent Association agreement entered into on May 23, 2013 with Barry Wattenberg, appointing him as the Executive of the Company, was not considered and the effect of the compensation agreed upon in the agreement was not recorded during the audit period May 31, 2013 and three month period ended August 31, 2013. The Company has filed an amended 10KA for the year ended May 31, 2013 correcting the errors and filed the financials with corrected numbers. The Company also filed an amended 10QA for the three month period ended August 31, 2013 to correct the errors and filed financials with the corrected numbers.

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

Note 12:

Restatement (cont’d)

Balance Sheet	As Originally	Adjustments	As
As of May 31, 2013	Filed	Increase/(Decrease)	Restated

ASSETS

Current assets
Cash and cash equivalents	$ 121,849	$ -	$ 121,849
Prepaid expenses	12,753	-	12,753
Advance on mineral claims	67,000	-	67,000
Total current assets	201,602	-	201,602

Other assets

Mineral claims (Note 5)	50,000	-	50,000
Website – net of amortization (Note 4)	3,556	-	3,556
Total other assets	53,556	-	53,556

Total assets	$ 255,158	$ -	$ 255,158

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 6)	$ 34,846	$ -	$ 34,846
Other loans (Note 12 )	11,641	-	11,641
Due to related party (Note 9)	109,178	-	109,178

Letter of credit, net of beneficial conversion feature discount of $172,967 respectively (Note 10)	153,033	-	153,033
Total current liabilities	308,698	-	308,698

Total liabilities	308,698	-	308,698

Stockholders’ deficit

Common stock $0.001 par value; authorized 2,250,000,000 shares; issued and outstanding: 75,750,000.	75,750	-	75,750
Additional paid-in capital	799,684	289,995	1,089,679
Stock payable	88,500	-	88,500
Deficit accumulated during the exploration stage	(1,017,474)	(289,995)	(1,307,469)

Total stockholders’ deficit	(53,540)	-	(53,540)

Total liabilities and stockholders’ deficit	$ 255,158	$ -	$ 255,158

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

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

February 28, 2014

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

February 28, 2014

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

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

Note 12:

Restatement (cont’d)

Statement of Cash Flows
From Inception (January 10, 2007) through May 31, 2013
(Audited)
	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated
Cash flows from operating activities:
Net loss	$ (969,723)	$ (289,995)	$ (1,259,719)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	444	-	444
Amortization of beneficial conversion feature	91,768	-	91,768
Stock based compensation	586,184	289,995	876,179
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,753)	-	(12,753)
Increase in accounts payable and accrued liabilities	30,111	-	30,111
Mineral property expenditures written down	13,512	-	13,512
Net cash used in operating activities	(260,458)	-	(260,458)
Cash flows from investing activities:
Purchase of mineral claims	(63,512)	-	(63,512)
Advance for claim acquisition	(25,000)	-	(25,000)
Website development cost	(4,000)	-	(4,000)
Net cash used in investing activities	(92,512)	-	(92,512)
Cash flows from financing activities:
Bank overdraft	-	-	-
Proceeds from sale of common stock	27,000	-	27,000
Contributed capital by related party	1,000	-	1,000
Proceeds from other loans	11,641	-	11,641
Repayment of loan from related party	(122,000)	-	(122,000)
Proceeds from loan from related party	231,178	-	231,178
Proceeds from letter of credit	326,000		326,000
Net cash used in financing activities	474,819	-	474,819
(Decrease) increase in cash and cash equivalents	121,849	-	121,849
Cash and cash equivalents, beginning of year	-	-	-
Cash and cash equivalents, end of year	$ 121,849	$ -	$ 121,849
Non – cash investing and financing activities:
Beneficial conversion feature	$ 260,000	$ -	$ 260,000
Stock payable for advance on acquisition of mineral claim	$ 42,000	$ -	$ 42,000

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

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

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

Note 12:

Restatement (cont’d)

Statements of Operations
(Expressed in U.S. Dollars)
For the three months ended August 31, 2013
	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated
Revenue	$ -	$ -	$ -
Expenses
Impairment loss on mineral claim	$ -	$ -	$ -
Legal and accounting	6,900	-	6,900
General and administrative	19,370	-	19,370
Management fees	161,500	-	161,500
Stock based compensation	204,666	10,517	215,183
Exploration costs	12,655	-	12,655
Amortization	333	-	333
Total expenses	405,424	10,517	415,941
Operating loss	(405,424)	-	(415,941)
Other expenses
Interest expense	(78,742)	-	(78,742)

Net loss	$ (484,166)	$ (10,517)	$ (494,683)

Statements of Operations
(Expressed in U.S. Dollars)
From Inception (January 10, 2007) through August 31, 2013

	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated
Revenue	$ -	$ -	$ -
Expenses
Impairment loss on mineral claim	$ 13,512	$ -	$ 13,512
Legal and accounting	105,098	-	105,098
General and administrative	161,430	-	161,430
Management fees	184,000	-	184,000
Stock based compensation	790,850	300,512	1,091,362
Exploration costs	27,712	-	27,712
Amortization	777	-	777
Total expenses	1,283,379	300,512	1,583,891
Operating loss	(1,283,379)	(300,512)	(1,583,891)
Other expenses
Interest expense	(170,510)	-	(170,510)
Net loss	$ (1,453,889)	$ (300,512)	$(1,754,401)

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

Note 12:

Restatement (cont’d)

Statement of Cash Flows
For the period ended August 31, 2013
	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated
Cash flows from operating activities:
Net loss	$ (484,166)	$ (10,517)	$(494,683)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	334	-	334
Amortization of beneficial conversion feature	74,360	-	74,360
Stock based compensation	204,666	10,517	215,183
Changes in operating assets and liabilities:
Increase in prepaid expenses	3,051	-	3,051
Increase in accrued management fee due to related party	87,500	-	87,500
Increase in accounts payable and accrued liabilities	(5,336)	-	(5,336)
Net cash used in operating activities	(119,591)	-	(119,591)
Cash flows from investing activities:
Purchase of mineral claims	(33,480)	-	(33,480)
Advance for claim acquisition	-	-	-
Website development cost	-	-	-
Net cash used in investing activities	(33,480)	-	(33,480)
Cash flows from financing activities:
Bank overdraft	-	-	-
Proceeds from sale of common stock	-	-	-
Contributed capital by related party	-	-	-
Payments to other loans	(4,375)	-	(4,375)
Repayment of loan from related party	-	-	-
Proceeds from loan from related party	-	-	-
Proceeds from letter of credit	125,000	-	125,000
Net cash used in financing activities	120,625	-	120,625
(Decrease) increase in cash and cash equivalents	(32,446)	-	(32,446)
Cash and cash equivalents, beginning of year	121,849	-	121,849
Cash and cash equivalents, end of year	$ 89,403	$ -	$89,403
Non – cash investing and financing activities:
Beneficial conversion feature	$ -	$ -	$ -
Stock payable for advance on acquisition of mineral claim	$ -	$ -	$ -

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

Note 12:

Restatement (cont’d)

Statement of Cash Flows
From Inception (January 10, 2007) through August 31, 2013

	As Originally	Adjustments	As
	Filed	Increase/(Decrease)	Restated
Cash flows from operating activities:
Net loss	$ (1,453,889)	$ (300,512)	$(1,754,401)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss on mineral claim	13,512	-	13,512
Amortization	778	-	778
Amortization of beneficial conversion feature	161,393	-	161,393
Stock based compensation	790,850	300,512	1,091,362
Changes in operating assets and liabilities:
Increase in prepaid expenses	(9,702)	-	(9,702)
Increase in accrued management fee due to related party	87,500	-	87,500
Increase in accounts payable and accrued liabilities	29,510	-	29,510
Net cash used in operating activities	(380,049)	-	(380,049)
Cash flows from investing activities:
Purchase of mineral claims	(96,992)	-	(96,992)
Advance for claim acquisition	(25,000)	-	(25,000)
Website development cost	(4,000)	-	(4,000)
Net cash used in investing activities	(125,992)	-	(125,992)
Cash flows from financing activities:
Proceeds from sale of common stock	27,000	-	27,000
Contributed capital by related party	1,000	-	1,000
Proceeds to other loans	7,266	-	7,266
Repayment of loan from related party	(122,000)	-	(122,000)
Proceeds from loan from related party	231,178	-	231,178
Proceeds from letter of credit	451,000	-	451,000
Net cash used in financing activities	595,444	-	595,444
(Decrease) increase in cash and cash equivalents	89,403	-	89,403
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ 89,403	$ -	$ 89,403
Non – cash investing and financing activities:
Beneficial conversion feature	$ 260,000	$ -	$ 260,000
Stock payable for advance on acquisition of mineral claim	$ 42,000	$ -	$ 42,000

US Tungsten Corp.

(fka Stealth Resources Inc.)

(An Exploration Stage Company)

Notes to Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2014

Note 13:

Subsequent Events

On March 18, 2014, the Company issued 1,000,000 units at a deemed price of $0.10 per unit for total proceeds of $100,000.  Each unit is composed of one common share and one share purchase warrant which entitles the holder to purchase an additional share of the Company at a price of $0.10 for a period of one year.

On March 24, 2014, the Company issued 195,421 shares at a deemed price of $0.09 per share to settle interest payable in the amount of $17,588.

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

The following discussion and analysis should be read in conjunction with the information set forth in our interim unaudited financial statements for the nine months ended February 28, 2014.

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

Plan of Operation

As at February 28, 2014, we had a cash and cash equivalent balance of $27,373, compared to cash and cash equivalent of $121,849 as of May 31, 2013.  Our plan of operation for the twelve months is to complete the geologist recommended work on the Calvert Property, consisting of verifying the historical insitu reserves and

a regional exploration program to evaluate the potential for discovering additional reserves along strike.   We estimate that the cost of this program will be approximately $100,000.

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

Results of Operations

Three and Nine months Ended February 28, 2014 Compared to the Three and Nine months Ended February 28, 2013

We have had no operating revenues since our inception on January 10, 2007 through February 28, 2014, and have incurred operating expenses in the amount of $1,937,638 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director loans.

During the three months ended February 28, 2014, we incurred a net loss of $(158,052), compared to a net loss of $(551,865) for the three months ended February 29, 2013. For the nine months ended February 28,

2014, we incurred a net loss of $(965,485), compared to a net loss of $(576,088) for the nine months ended February 29, 2013.

Revenues

We did not generate any revenues during the nine months ended February 28, 2014 or the nine months ended February 28, 2013.  We did not generate any revenues during the three months ended February 28, 2014 or the three months ended February 28, 2013.

Expenses

During the three months ended February 28, 2014 and February 28, 2013, our expenses consisted of legal and accounting fees of $9,902 and $6,831, general and administrative expenses of $17,445 and $37,129, management fees of $12,500 and $7,500, exploration costs of $8,500 and $Nil, amortization of $333 and $111, and stock based compensation of $75,850 and $486,799.  Other expenses consisted of interest of $33,522 and $13,495 for the three months ended February 28, 2014 and February 28, 2013.

During the nine months ended February 28, 2014 and February 28, 2013, our expenses consisted of legal and accounting fees of $27,702 and $21,768, general and administrative expenses of $60,818 and $46,415, management fees of $243,837 and $7,500, exploration costs of $21,155 and $Nil, depreciation and amortization of $1,000 and $111, and stock based compensation of $415,175 and $486,799. Other expenses consisted of interest of $195,798 and $13,495 for the nine months ended February 28, 2014 and February 28, 2013.

Liquidity and Capital Resources

We had cash and cash equivalent of $27,373 as of February 28, 2014, compared to a cash and cash equivalent position of $121,849 at May 31, 2013.  Since inception through to and including February 28, 2014, we have raised $27,000 through private placements of our common shares and we have received contributed capital by related parties of $1,000 and advances from related parties of $348,678.

Effective February 2, 2013, we entered into a letter of credit with a non-US person wherein they will loan our company up to $1,000,000 by way of periodic advances at our request for a period of one year.  The loan amounts will be convertible into shares of common stock of our company at a rate of $0.30 per common share and shall bear annual interest of 5% per annum.  As at February 28, 2014 a total of $21,878 was charged to interest. As of the nine months ended February 28, 2014, we had received $530,975 and no stock has been issued.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of February 28, 2014.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our first fiscal quarter ended February 28, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

During the quarter ended February 28, 2014, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

US TUNGSTEN CORP.
/s/Barry Wattenberg
Barry Wattenberg
Chairman, President, Chief Financial Officer and Director
Date:	April 14, 2014